Form 10QSB
period 2001-04-30
TDT DEVELOPMENT INC
filed 2001-06-29
CIK 1133598

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended April 30, 2001

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _______________ to _______________

      Commission File Number: 333-54822
                              ----------------

                              TDT DEVELOPMENT, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

            NEVADA                                        22-3762835
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1844 SW 16th Terrace, Miami, Florida                            33145
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: (305) 860-9913
                                               --------------

         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 30, 2001, the issuer had outstanding 8,381,000 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form-QSB for the quarter ended April 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. these risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

                              TDT Development, Inc.
                                 and Subsidiary

                           Consolidated Balance Sheets

                                                               April 30,      October 31,
                                                                  2001           2000
                                                              -----------     -----------
                                                              (Unaudited)
                                                              -----------
                                        Assets
Current assets:
  Cash                                                         $ 213,037      $      --
  Accounts receivable                                             65,234          6,419
  Deferred offering expenses                                          --         55,000
  Inventory                                                       46,768          7,490
                                                               ---------      ---------
  Total current assets                                           325,039         68,909
                                                               ---------      ---------
Fixed assets:
  Office furniture, net of
   accumulated depreciation
   of $1,177 and $655, respectively                                3,141          3,563
  Computers and equipment, net of
   accumulated depreciation
   of $2,681 and $1,343, respectively                             10,519          8,695
                                                               ---------      ---------
  Total fixed assets                                              13,660         12,258
                                                               ---------      ---------
Other assets:
  Security deposits                                                1,500          1,500
                                                               ---------      ---------
  Total assets                                                 $ 340,199      $  82,667
                                                               ---------      ---------

                         Liabilities and Shareholders' Equity
Current liabilities:
  Bank overdraft                                               $      --      $   1,468
  Revolving Credit Line                                            4,965             --
  Accounts payable                                                28,288         64,713
  Accrued interest payable                                         4,564          2,500
  Promissory note payable                                         35,000         30,000
  Accrued expenses payable                                        23,944          5,619
                                                               ---------      ---------
  Total liabilities                                               96,761        104,300
                                                               ---------      ---------
Shareholders' equity:
  Common stock, 50,000,000 shares
   authorized; 8,381,000 and
   5,030,000 shares issued and
   outstanding; par value $.0001                                     838            503
  Preferred stock, 5,000,000 shares
   authorized; -0- shares issued
   and outstanding; par value $.0001                                  --             --
  Additional paid in capital                                     305,707         25,942
  Retained earnings (deficit)                                    (63,107)       (48,078)
                                                               ---------      ---------
  Total shareholders' equity                                     243,438        (21,633)
                                                               ---------      ---------
  Total liabilities and
   shareholders' equity                                        $ 340,199      $  82,667
                                                               =========      =========

          See accompanying Notes to Consolidated Financial Statements.

                              TDT Development, Inc.
                                 and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                      Three Months Ended             Six Months Ended
                                                          January 31                     April 30
                                                  --------------------------    ---------------------------
                                                      2001           2000           2001            2000
                                                  --------------------------    ---------------------------
                                                  (Unaudited)                   (Unaudited)
                                                  -----------                   -----------
Revenues:
  Net sales                                       $   47,158     $        --      $ 94,731      $    18,516
  Cost of sales                                       22,472              --        43,179           15,395
                                                  ----------     -----------      --------      -----------
  Gross profit                                        24,686              --        51,552            3,121
  Commissions                                         18,981              --        26,510            6,000
                                                  ----------     -----------      --------      -----------
  Total Revenue                                       43,667              --        78,062            9,121
                                                  ----------     -----------      --------      -----------

Operating Expenses:
  General and administrative expenses                 19,971           7,101        48,243           13,031
  Selling expenses                                    15,467          14,741        44,848           32,887
                                                  ----------     -----------      --------      -----------
  Total expenses                                      35,438          21,842        93,091           45,918
                                                  ----------     -----------      --------      -----------

Net income (loss)                                 $    8,229     $   (21,842)     $(15,029)     $   (36,797)
                                                  ==========     ===========      =========     ===========

Net income (loss) per share:
  Basic                                           $     0.01     $     (0.01)     $  (0.01)     $     (0.01)
                                                  ==========     ===========      =========     ===========
  Diluted
  Weighted average common shares used in
   calculation of net income (loss) per share      7,727,188       5,030,000     5,571,337        5,030,000
                                                  ==========     ===========      =========     ===========

          See accompanying Notes to Consolidated Financial Statements.

                              TDT Development, Inc.
                                 and Subsidiary

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                          Six Months Ended
                                                              April 30,
                                                         2001           2000
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------

Cash flows from operating activities:
  Net loss                                            $ (15,029)     $(36,797)
  Adjustments to reconcile net loss
   to cash used by operating activities:

  Depreciation                                            1,660           909
  Contributed services                                       --         9,000
  Increase in accounts receivable                       (58,815)       (4,716)
  Increase in security deposits                              --          (650)
  Increase in inventory                                 (39,278)      (10,411)
  Increase (decrease) in operating accounts payable     (36,425)        6,050
  Increase in accrued interest payable                    2,064            --
  Increase in accrued expenses                           18,325         8,251
                                                      ---------      --------
Cash used by operating activities                      (127,498)      (28,364)
                                                      ---------      --------

Cash flows from investing activities:
  Purchase of fixed assets                               (3,062)       (9,399)
                                                      ---------      --------

Cash flows from financing activities:
  Issuance of common stock                                   --        14,445
  Proceeds from loan from stockholders                       --        16,000
  Repayment of loan from stockholders                        --        (6,000)
  Proceeds of private placement offering                335,100            --
  Revolving credit line borrowings                        4,965            --
  Proceeds from promissory note payable                   5,000        15,000
  Proceeds (repayment) of bank overdraft                 (1,468)           --
                                                      ---------      --------
Cash provided by financing activities                   343,597        39,445
                                                      ---------      --------

Increase in cash                                        213,037         1,682
Cash, beginning of period                                    --            --
                                                      ---------      --------
Cash, end of period                                   $ 213,037      $  1,682
                                                      =========      ========

          See accompanying Notes to Consolidated Financial Statements.

                              TDT Development, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of TDT Development, Inc. and its subsidiary. All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of April 30, 2001 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for October 31, 2000 are derived from the audited financial statements that are included in the Company's report on Form SB-2 registration Statement filed on May 11, 2001, which should be read in connection with these financial statements.

The accounting policies followed in the presentation of the interim financial results are the same as those followed on an annual basis. Those policies are presented in Note 3, "Significant Accounting Policies in the consolidated financial statements included in the Company's annual report on Form SB-2.

The interim financial results as of the six months ended April 30, 2001 are not necessarily indicative of the results that will be obtained for the year ending October 31, 2001.

2. Inventory

Inventories of TDT Development, Inc. are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventories consist of the following:

                                                  April 30          October 31
                                                    2001               2000
                                                  --------          ----------

      Finished goods                              $46,768            $ 7,490
                                                  =======            =======

3. Notes Payable

On April 5, 2001 Terre di Toscana, a TDT Development, Inc. Subsidiary, borrowed $35,000 and executed a 10% promissory note due on December 31, 2001.

4. Supplemental Cash Flow Information

                                                             April 30   April 30
                                                               2001       2000
                                                             --------   --------
Cash paid during the six months for:

         Interest                                            $ 2,559      $ --
                                                             =======      =====
         Income taxes                                        $    --      $ --
                                                             =======      =====
Non-cash financing transaction:
         Direct stock placement costs                        $55,000      $ --
                                                             =======      =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

We import and distribute through our wholly owned subsidiary Terre di Toscana, Inc. specialized truffle based food products which includes fresh truffles, truffle oils, truffle pates, truffle creams, and truffle butter. TDT commenced operations on September 8, 2000. Terre di Toscana, Inc. was acquired by TDT on September 14, 2000. This acquisition was a reorganization of entities under common control and was accounted for at historical cost in a manner similar to a pooling of interests. Terre di Toscana, Inc. was incorporated on November 10, 1999 and commenced operation in January, 2000.

Plan of Operations

TDT's plan of operations includes building its account base and building its website. TDT plans to further expand sales to restaurants and hotels. This effort will be lead by Mr. Bortolatti. Efforts include compilation of a list of 25,000 hotels and restaurants. In April 2001 TDT began a direct mailing advertising campaign to 20,000 of these hotels and restaurants. The budget for this direct mailing is approximately $7,500.

During fiscal year 2000, TDT produced approximately $90,000 in revenues with Truffle oils representing approximately 70% of sales, Truffle sauces approximately 15% of sales, and all other products the balance.

There is little or no seasonal or price impact upon the majority of TDT's products (oils, creams, butters, and sauces) because these are processed foods with a small percentage of the end product comprised of the pure essence of the base product, truffles.

The website was developed primarily by contract labor with TDT staff building the databases and providing design direction at a total development cost of approximately $6,000. Since this was not a significant outlay, the item was expensed. There have been no sales generated by TDT's website. TDT anticipates sales through the website in December 2001.

TDT believes that based on the current level of sales, and the current working capital in the business and the terms of sale with our suppliers that we will not need to raise additional funds in the next twelve months. Our suppliers require 25% of the cost of an order when the order is placed and the balance 90 days later. TDT believes that its strategy to focus on restaurants and hotels will further improve its capital position and cash flow due to the fact that these accounts pay by credit card, providing immediate payment. TDT's marketing programs to reach these potential customers include direct mail and telemarketing. Within the next twelve months TDT plans to hire two telemarketers and one distribution person to handle Internet sales. These three positions will each have salaries of approximately $15,000 per year. Additionally, the two telemarketers will earn approximately 2% of the sales that they generate. TDT believes that the additional costs to staff those positions will be covered by the sales generated and the resulting profitability from these sales.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            None

      (b) Reports on Form 8-K

            None

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TDT DEVELOPMENT, INC.
                                        (Registrant)


Date: June 28, 2001                     By: /s/ Pietro Bortolatti
                                            ------------------------------------
                                            Pietro Bortolatti, President,
                                            Treasurer and Chairman of the Board