Form 10QSB
period 2001-07-31
TDT DEVELOPMENT INC
filed 2001-09-24
CIK 1133598

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended July 31, 2001

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _______________ to _______________

      Commission File Number: 333-54822
                              ---------------

                              TDT DEVELOPMENT, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

            NEVADA                                        22-3762835
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

140 De O., Montreal, Quebec, Canada                            H2P1H2
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: (514) 383-6824
                                               --------------

                   1844 SW 16th Terrace, Miami, Florida 33145
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At July 31, 2001, the issuer had outstanding 8,381,000 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes |_| No |X|

TDT Development, Inc.
July 31, 2001
Quarterly Report on Form 10-QSB

Table of Contents

                                                                           Page
                                                                           ----

Special Note Regarding Forward Looking Statements .......................... 3

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial Statements ............................................. 4
Item  2.  Management and Discussion and Analysis of Financial Condition and
          Results of Operations ............................................ 8


                           PART II - OTHER INFORMATION

Item  1.  Legal Proceedings ................................................ 9
Item  2.  Changes in Securities and Use of Proceeds ........................ 9
Item  3.  Defaults upon Senior Securities .................................. 9
Item  4.  Submissions of Matters to a vote of Securities Holders ..........  9
Item  5.  Other Information ................................................ 9
Item  6.  Exhibits and Reports on Form 8-K ................................. 9

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended July 31, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. these risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

                              TDT Development, Inc.
                                 And Subsidiary

                           Consolidated Balance Sheets

                                             July 31,      October 31,
                                               2001           2000
                                            ---------      -----------
                                           (Unaudited)
                                            ---------
                                   Assets
                                   ------

Current assets:
  Cash                                       $ 71,259        $     --
  Accounts receivable                          65,414           6,419
  Deferred offering expenses                       --          55,000
  Inventory                                    60,866           7,490
                                             --------        --------
  Total current assets                        197,539          68,909
                                             --------        --------
Fixed assets:
  Office furniture, net of
   accumulated depreciation
   of $1,287 and $655, respectively             2,930           3,563
  Computers and equipment, net of
   accumulated depreciation
   of $3,215 and $1,343, respectively           9,884           8,695
                                             --------        --------
  Total fixed assets                           12,814          12,258
                                             --------        --------
Other assets:
  Security deposits                               650           1,500
                                             --------        --------
  Total assets                               $211,003        $ 82,667
                                             ========        ========

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
  Bank overdraft                            $      --        $  1,468
  Revolving Credit Line                         5,054              --
  Accounts payable                             23,503          64,713
  Accrued interest payable                      4,323           2,500
  Promissory note payable                          --          30,000
  Loan Payable                                 16,000              --
  Accrued expenses payable                     43,901           5,619
                                            ---------        --------
  Total liabilities                            92,781         104,300
                                            ---------        --------
Shareholders' equity:
  Common stock, 50,000,000 shares
   authorized; 8,381,000 and
   5,030,000 shares issued and
   outstanding; par value $.0001                  838             503
  Preferred stock, 5,000,000 shares
   authorized; -0- shares issued
   and outstanding; par value $.0001               --              --
  Additional paid in capital                  305,707          25,942
  Retained earnings (deficit)                (188,323)        (48,078)
                                            ---------        --------
  Total shareholders' equity                  118,222         (21,633)
                                            ---------        --------
  Total liabilities and
   shareholders' equity                     $ 211,003        $ 82,667
                                            =========        ========

          See accompanying Notes to Consolidated Financial Statements.

                              TDT Development, Inc.
                                 And Subsidiary

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended          Nine Months Ended
                                                         July 31                    July 31
                                                ------------------------    ------------------------
                                                   2001          2000          2001          2000
                                                ------------------------    ------------------------
                                                       (Unaudited)                 (Unaudited)
                                                       -----------                 -----------
Revenues:
  Net sales                                     $  37,878     $  46,153     $ 132,609     $  64,669
  Cost of sales                                    20,446        27,407        63,625        42,802
                                                ---------     ---------     ---------     ---------
  Gross profit                                     17,432        18,746        68,984        21,867
  Commissions                                      12,850        22,000        39,360        28,000
                                                ---------     ---------     ---------     ---------
  Total Revenue                                    30,282        40,746       108,344        49,867
                                                ---------     ---------     ---------     ---------

Operating Expenses:
  General and administrative expenses             146,700         4,388       194,943        17,419
  Selling expenses                                 10,853        13,554        55,701        46,441
                                                ---------     ---------     ---------     ---------
  Total expenses                                  157,553        17,942       250,644        63,860
                                                ---------     ---------     ---------     ---------

Other Income
  Interest income                                   2,055            --         2,055            --
                                                ---------     ---------     ---------     ---------

Net income (loss)                               $(125,216)    $  22,804     $(140,245)    $ (13,993)
                                                =========     =========     =========     =========


Net income (loss) per share:
  Basic                                         $   (0.02)    $   (0.01)    $   (0.01)    $   (0.01)
                                                =========     =========     =========     =========
  Diluted
  Weighted average common shares used in
   calculation of net income (loss) per share   7,947,520     5,030,000     7,947,520     5,030,000
                                                =========     =========     =========     =========

          See accompanying Notes to Consolidated Financial Statements.

                              TDT Development, Inc.
                                 And Subsidiary

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Nine Months Ended
                                                               July 31,
                                                          2001          2000
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------
Cash flows from operating activities:
  Net loss                                             $(140,245)    $(13,993)
  Adjustments to reconcile net loss
   to cash used by operating activities:

  Depreciation                                             2,505        1,410
  Contributed services                                        --        9,000
  Increase in accounts receivable                        (58,995)     (18,870)
  Increase (Decrease) in security deposits                   850       (1,500)
  Increase in inventory                                  (53,376)      (5,721)
  Increase (decrease) in operating accounts payable      (41,210)       3,797
  Increase in accrued interest payable                     1,823           --
  Increase in accrued expenses                            38,284        1,645
                                                       ---------     --------
Cash used by operating activities                       (250,364)     (24,092)
                                                       ---------     --------

Cash flows from investing activities:
  Purchase of fixed assets                                (3,063)      (9,912)
                                                       ---------     --------

Cash flows from financing activities:
  Issuance of common stock                                    --       14,445
  Proceeds from loan from stockholders                    16,000       16,000
  Repayment of loan from stockholders                         --      (12,000)
  Proceeds of private placement offering                 335,100           --
  Revolving credit line borrowings                         5,054           --
  Proceeds (repayment)of promissory note payable         (30,000)      15,000
  Proceeds (repayment) of bank overdraft                  (1,468)         615
                                                       ---------     --------
Cash provided by financing activities                    324,686       34,060
                                                       ---------     --------

Increase in cash                                          71,259           56
Cash, beginning of period                                     --           --
                                                       ---------     --------
Cash, end of period                                    $  71,259     $     56
                                                       =========     ========

          See accompanying Notes to Consolidated Financial Statements.

                              TDT Development, Inc.
                                 And Subsidiary

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of TDT Development, Inc. and its subsidiary. All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 2001 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for October 31, 2000 are derived from the audited financial statements that are included in the Company's report on Form SB-2 registration Statement filed on May 11, 2001, which should be read in connection with these financial statements.

The accounting policies followed in the presentation of the interim financial results are the same as those followed on an annual basis. Those policies are presented in Note 3, "Significant Accounting Policies in the consolidated financial statements included in the Company's annual report on Form SB-2.

The interim financial results as of the nine months ended July 31, 2001 are not necessarily indicative of the results that will be obtained for the year ending October 31, 2001.

2. Inventory

Inventories of TDT Development, Inc. are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventories consist of the following:

                                             July 31      October 31
                                               2001           2000
                                             -------      ----------

Finished goods                               $60,866        $7,490
                                             =======        ======

3. Supplemental Cash Flow Information

                                             July 31      October 31
                                               2001           2000
                                             -------      ----------
Cash paid during the nine months for:
         Interest                            $ 2,319        $   --
                                             =======        ======
         Income taxes                        $    --        $   --
                                             =======        ======
Non-cash financing transaction:
         Direct stock placement costs        $55,000        $   --
                                             =======        ======

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

Plan of Operations

TDT moved its operations to Montreal, Canada in February, 2001. TDT expects that its operating costs will be lower in Canada. In August, 2001 TDT set up a transaction warehouse in Champlain, New York. This warehouse is approximately forty minutes by car from Montreal.

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

                                        TDT DEVELOPMENT, INC.
                                        (Registrant)


Date: September 24, 2001                By: /s/ Pietro Bortolatti
                                            ------------------------------------
                                            Pietro Bortolatti, President,
                                            Treasurer and Chairman of the Board