Form 10KSB40
period 2001-10-31
TDT DEVELOPMENT INC
filed 2002-01-29
CIK 1133598

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

 (Mark One)
    [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR FISCAL YEAR ENDED: OCTOBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 333-54822
                             TDT DEVELOPMENT, INC.
       (Exact name of small business issuer as specified in its charter)

                    NEVADA                                       22-3763835
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

               140 DE LIEGE O.,                                   H2P 1H2
           MONTREAL, QUEBEC, CANADA                              (Zip Code)
   (Address of principal executive offices)

                    ISSUER'S TELEPHONE NUMBER (866) 827-8836

             SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
                                      NONE

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                                      NONE

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]     No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year: $138,308.

     As of October 31, 2001 there were 8,381,000 shares of the registrant's common stock, par value $0.0001 issued and outstanding. Of these, 3,381,000 shares are held by non-affiliates of the registrant. As of October 31, 2001, TDT's common stock had no trading market.

                      DOCUMENTS INCORPORATED BY REFERENCE

     TDT filed a Form SB-2 on February 1, 2001 and a Form SB-2/A on May 11, 2001. They are incorporated in Parts I and III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Forward-Looking Statements
PART I
  Item    Description of Business
     1.
  Item    Description of Property
     2.
  Item    Legal Proceedings
     3.
  Item    Submission of Matters to a Vote of Security Holders
     4.
PART II
  Item    Market for Common Equity and Related Stockholder Matters
     5.
  Item    Management's Discussion and Analysis of Financial Condition
     6.   and Results of Operations
  Item    Financial Statements
     7.
  Item    Changes in and Disagreements with Accountants on Accounting
     8.   and Financial Disclosure
PART III
  Item    Directors, Executive Officers, Promoters and Control
     9.   Persons; Compliance with Section 16(a) of the Exchange Act
  Item    Executive Compensation
     10.
  Item    Security Ownership Of Certain Beneficial Owners And
     11.  Management
  Item    Certain Relationships And Related Transactions
     12.
  Item    Exhibits, And Reports On Form 8-K
     13.

                           FORWARD-LOOKING STATEMENTS

     Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Risk Factors." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     TDT Development, Inc. ("TDT") through its wholly owned subsidiaries Terre di Toscana, Inc. and Terres Toscanes, Inc, is an importer, marketer and distributor of specialized truffle based food products which includes fresh truffles, truffle oils, truffle pates, truffle cremes and truffle butter. TDT's target market includes retailers such as restaurants, specialty food stores, delicatessens, supermarkets, and eventually consumers direct through e-commerce via the Internet. TDT believes that the key to reaching its target market distribution goals and channels requires successful development of distributors such as specialty food brokers and specialty food wholesalers. TDT believes that the key to supporting the distributor network and generating revenues from the consumer market is the successful development and deployment of the website to handle a secure full-service, interactive e-commerce environment.

     TDT imports products directly from several Italian producers. The Company (through its subsidiary) commenced operations in January of 2000, and is presently focusing its efforts on serving specialty food distributors and restaurants. Also, TDT continues to build its database of potential clients on both a national and an international scale. The Company is presently operating with working capital generated from the gross profits from current sales activities.

     TDT markets its products in the specialty food industry. The competitors in the US market are generally traders who buy from distributors, with the exception of big companies such as Urbani USA and Bosco Vivo (both of whom buy directly from the growers). Urbani is the biggest company worldwide in the high-end culinary food market, specifically truffle products.

     TDT believes that the quality of its products is at parity with the best quality of similar product lines offered by its competition. In addition, due to lower overhead and cooperative supplier payment terms and minimum quantity requirements, TDT believes that it can offer its products at prices below its competition while keeping its inventory (and working capital requirements) at a minimum while still enjoying high gross margins.

     TDT currently markets its products primarily in Florida, South Carolina, North Carolina, California and Canada, and has also earned commissions from Italy on sales made in Belgium, Holland and Germany. TDT will focus its efforts with trade accounts first through distributor networks, and continue to develop its e-commerce site to encompass support of this network plus generate revenues directly with consumer market.

     Key to TDT's marketing initiatives are pricing, product attributes, management culinary knowledge, and the development of a proprietary database for targeted retail and business-to-business prospects in the category. TDT is committed to offering and delivering high quality products at reasonable prices. The products will be marketed by direct methods: interactive e-Commerce on the Company's website, Telemarketing, printed catalog distribution, direct mail and catalog on CD. Currently TDT's three major sales accounts represent less than 10% of total revenues. TDT receives its products primarily from two suppliers. TDT does not have contracts with its two suppliers. Should TDT loose these suppliers TDT has three alternative sources that it believes can supply sufficient product to meet TDT's needs.

SUBSIDIARY

     We have two wholly owned subsidiaries, Terre di Toscana, Inc., a Florida corporation and Terres Toscanes, Inc., a Quebec, Canadian corporation. Terre di Toscana, Inc. is the operating company for TDT in the U.S. and other countries not including Canada. Terres Toscanes, Inc. is the operating company in Canada.

OUR COMPETITION

     The competitors in the US market are generally traders who buy from distributors, with the exception of big companies such as Urbani USA and Bosco Vivo (both of whom buy directly from the growers). Urbani is the biggest company worldwide in the high-end culinary food market, specifically truffle products. Urbani has offices in New York, Los Angeles, Toronto, Tokyo and Europe.

ITEM 2.  DESCRIPTION OF PROPERTY

     At present, TDT owns no real property. TDT leases approximately 700 square feet for its headquarters at 140 De Liege O., Montreal, Quebec, Canada, and 600 square feet at 100 Walnut Street in Champlain, New York 12919, for its distribution needs. The New York distribution center will store and distribute TDT's inventory. We previously leased office space in Miami, Florida. On August 1, 2001, we moved our headquarters from Miami to Montreal and we believe that we can operate more efficiently from Montreal. On July 31, 2001 we closed our Miami office.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  MARKET INFORMATION

     As of October 31, 2001, TDT's common stock had no trading market. On October 23, 2001, the NASD cleared TDT's common stock for trading on the NASD Over-The Counter Bulletin Board ("OTCBB") under the symbol "TDT".

HOLDERS

     As of October 31, 2001, there are approximately 37 record holders of our common stock.

DIVIDENDS

     As of the date hereof, no cash dividends have been declared on our common stock. We presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

RECENT SALES OF SECURITIES

     TDT has not sold any securities other than those sold in TDT's private offering of equity which are listed in TDT's Form SB-2 filed with the Securities and Exchange Commission on May 11, 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the financial statement of TDT and the accompanying notes appearing subsequently under the caption "Financial Statements".

     TDT focused primarily on capital issues and on expanding its business. During the year ended October 31, 2001 TDT issued common stock in a private placement in the amount of $335,100.

     Total revenues for the year ended October 31, 2001 were $138,308. Total revenues for the year ended October 31, 2000 were $86,867.

     Selling, general and administrative expenses for the year ended October 31, 2001 were $297,489. Selling, general and administrative expenses for the year ended October 31, 2000 were $117,126.

LIQUIDITY AND CAPITAL RESOURCES

     For the twelve months ended October 31, 2001, we had net cash used in operating activities of $235,578. For the twelve months ended October 31, 2000, we had net cash used in operating activities of $31,657.

     Cash used in investment activities for the twelve months ended October 31, 2001 was $3,062. Cash used in investment activities for the twelve months ended October 31, 2000 was $14,256.

     Cash provided by financing activities for the year ended October 31, 2001 totaled $272,524. Cash provided by financing activities for the year ended October 31, 2000 totaled $45,913.

     At the end of fiscal 2001, the Company had cash in the amount of $33,884 as compared to $0 at the beginning of the fiscal year.

     The Company believes that its current cash will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If cash generated from operations is insufficient to satisfy liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a credit facility. If the Company issues debt securities, fixed obligations will increase and the Company may have to comply with covenants that might inhibit its operations. Moreover, such financing may not be available in amounts or on terms acceptable to the Company, if at all.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and supplementary data are included beginning immediately following the signature page to this report including a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The following table sets forth certain information regarding our executive officers, directors and key employees as of October 31, 2001.

NAME                                          AGE                 POSITION
----                                          ---                 --------
Pietro Bortolatti...........................  47    President & Chairman of the Board
Tiziana DiRocco.............................  40    Vice President of Marketing, Director
David Rector................................  55    Director

  PIETRO BORTOLATTI, CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE
OFFICER

     Pietro Bortolatti has been President, Chief Executive Officer, Chief Financial Officer and Director of TDT since its inception in September 8, 2000. Since 1999 Mr. Bortolatti has been president and sole shareholder of Terre di Toscana, Inc., our operating subsidiary. Mr. Bortolatti has been in the food import/export business for the past twelve years. From 1995 to 1999 Mr. Bortolatti was president of Bortolatti Enterprises, Inc., a restaurant development company. From 1992 to 1998 Mr. Bortolatti was president of Under the FarmTree, Inc., a food importer. From 1988 to 1992 Mr. Bortolatti was the Director of Export-USA for Rancilio Spa, a food products and hotel equipment company based in Italy. Mr. Bortolatti will work full time for TDT.

     Mr. Bortolatti earned his Bachelors Degree in Economic Sciences and Accounting from Cesare Battisti Commercial Technical Institute in Bolzano, Italy in 1974; his Master Degree in Economic Science and Business Administration from Bocconi University, Italy 1979; and his Ph.D. in Economic Science and Business Administration from Bocconi University, Italy.

  TIZIANA DI ROCCO, VICE PRESIDENT MARKETING AND DIRECTOR

     Tiziana Di Rocco has served as Vice President Marketing and Director of TDT since formation. From 1995 to 1996 Ms. Di Rocco was a translator of government texts for Traductions GAB in Laval, Quebec, Canada. From 1996 to 1997 she worked for the Italian Embassy in Ottawa, Ontario, Canada as a translator of legal and administrative texts. From 1997 to 1999 she was the office manager of Bortolatti Enterprises in Miami, Florida. Ms. Di Rocco will work full time for TDT. Ms. Di Rocco earned a Bachelor of Arts Degree in Italian Literature and Italian to French and English Translations from Concordia University in Montreal, Canada.

  DAVID RECTOR, DIRECTOR

     David Rector has served as Director of TDT since formation. Since 1992, Mr. Rector has been a principal of the David Stephen Group, a business consulting firm located in the San Francisco Bay Area, which focuses on the needs of emerging companies. From August 1996 to January 1999, Mr. Rector served as a Director of Tamboril Cigar Company ("Tamboril"). From August 1996 to March 1997, Mr. Rector served as the Executive Vice President and General Manager of Tamboril. He has also served as the Secretary of Tamboril. From 1996 to the present Mr. Rector has been a director of Fullcomm Tech, Inc., a designer and developer of Internet encryption hardware. It is traded on the OTCBB and the trading symbol is FLTI. From June 1992 to April 1994, he served as the President and Chief Executive Officer of Supercart International, a distributor of shopping carts. Prior to that, from 1985 to 1992, Mr. Rector was a principal of Blue Moon, a women's fashion accessory company specializing in fasteners. From 1980 to 1985, Mr. Rector served as President of Sunset Designs, a designer of leisure time craft. From 1972 to 1980, Mr. Rector held various financial and marketing positions with Crown Zellerbach Corporation, a multi-billion dollar manufacturer of paper and forest products. Mr. Rector holds a Bachelors degree in Business Administration from Murray State University, Murray, Kentucky.

16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year, which ended October 31, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table shows compensation paid during the fiscal years ended October 31, 2001 and 2000 by our President and CEO, and highest paid executives.

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                      LONG TERM
                                  -------------------------------------        COMPENSATION AWARDS                 PAYOUTS
                                                              OTHER       -----------------------------   --------------------------
                                                              ANNUAL      RESTRICTED      SECURITIES                     ALL OTHER
                                                           COMPENSATION     STOCK         UNDERLYING         LTIP       COMPENSATION
NAME & PRINCIPAL POSITION  YEAR   SALARY ($)   BONUS ($)      ($)(1)      AWARDS ($)   OPTIONS/SARS (#)   PAYOUTS ($)      ($)(2)
-------------------------  ----   ----------   ---------   ------------   ----------   ----------------   -----------   ------------
Pietro Bortolatti......    2001       0            0          20,500          0               0                0                0
  President, CEO &         2000       0            0           4,000          0               0                0                0
  Chairman of the Board
Tiziana DiRocco........    2001       0            0          15,370          0               0                0                0
  Vice President of        2000       0            0          20,800          0               0                0                0
  Marketing & Director
David Rector...........    2001       0            0               0          0               0                0           16,244
  Director                 2000       0            0               0          0               0                0           37,677

---------------

(1) Commissions of sales from Terre di Toscana, Inc., and Terres Toscanas, Inc.

(2) Includes consulting service fees paid to the David Stephen Group, of which David Rector is a principal.

COMPENSATION ARRANGEMENTS

     None.

STOCK OPTION PLAN

     Our stock option plan provides for the grant of options intended to qualify as "incentive stock options" or options that are not intended to so qualify or "nonstatutory stock options" optionee. Options may be granted to our employees (including officers) and directors and certain or our consultants and advisors. No stock options have been granted to date. The stock option plan was filed on Form SB-2 on February 1, 2001.

LIMITATION ON LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Our certificate of incorporation provides for the indemnification of the officers, directors and corporate employees and agents of TDT to the fullest extent permitted by General Corporation Law of Nevada.

     Articles Nine and Ten of TDT's amended certificate of incorporation provide as follows:

          9. Limitation on Liability. To the fullest extent permitted by Chapter 78 of the Nevada Revised Statutes as the same exists or may hereafter be amended, an officer or director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages due to breach of fiduciary duty as such officer or director."

          10. Indemnification. The Corporation is authorized to provide indemnification of agents for breach of duty to the Corporation and its stockholders through bylaw provisions or through agreements with agents, or both, in excess of the indemnification otherwise permitted by law, subject to any limits on such excess indemnification as set forth therein.

OPTION GRANTS IN LAST FISCAL YEAR

     None.

DIRECTORS'S COMPENSATION AND COMMITTEES

     We have not paid and do not presently propose to pay compensation to any director for acting in such capacity, except for the grant of shares of common stock or options and reimbursement for reasonable out-of-pocket expenses in attending meetings.

     We have no formal committees.

     - monitoring our financial reporting process and internal control systems;

     - reviewing and appraising the audit efforts of our independent accountants and internal auditing functions;

     - reviewing compliance with laws and regulations under which we are required to operate, including compliance with the Nasdaq corporate governance standards; and

     - providing an open avenue of communication among our independent accountants, financial and senior management, internal auditing department and Board of Directors.

     The Board of Directors does not have a standing nominating committee. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors in accordance with our bylaws and Nevada Law.

     Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law. Our Board
of Directors met      times during fiscal year 2001.

EXECUTIVES' COMPENSATION POLICIES

     Compensation of our executives is intended to attract, retain and award persons who are essential to the corporate enterprise. The fundamental policy of our executive compensation program is to offer competitive compensation to executives that appropriately rewards the individual executive's contribution to corporate performance. The Board of Directors utilizes subjective criteria for evaluation of individual performance and relies substantially on our executives in doing so. The Board focuses on two primary components of our executives compensation program, each of which is intended to reflect individual and corporate performance: base salary and long-term incentive compensation.

     Executives' base salaries are determined primarily by reference to compensation packages for similarly situated executives of companies of similar size or in comparable lines of business with whom we expect to compete for executive talent and with reference to revenues, gross profits and other financial criteria. The Board also assesses subjective qualitative factors to discern a particular executive's relative value to the corporate enterprise in establishing base salaries.

     It is the Board's philosophy that significant stock ownership by management creates a powerful incentive for executives to build long-term shareholder value. Accordingly, the Board believes that an integral component of executive compensation is the award of equity-based compensation, which is intended to align executives' long-term interests with those of our shareholders. The Board believes that option grants should be considered on an annual basis.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of October 31, 2001. The information in this table provides the ownership information for:

     - each person known by us to be the beneficial owner of more than 5% of our common stock,

     - each of our directors,

     - each of our executive officers, and

     - our executive officers and directors as a group.

     Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. The address of the person named below is c/o TDT Development, Inc., 140 De Liege O. Montreal, Quebec, Canada H2P 1H2.

                                                                           AMOUNT OF
                                                                           BENEFICIAL    PERCENTAGE
NAME                                          POSITION                     OWNERSHIP       OWNED*
----                        --------------------------------------------   ----------   ------------
Pietro Bortolatti.........  President, CEO and Chairman of the Board       5,000,000             60%
Tiziana Di Rocco..........  Vice President of Marketing and Director               0              0%
David Rector..............  Director                                          15,000    less than 1%
All officers and directors
  as a group..............                                                 5,015,000             60%

     We have contacted stock brokerage firms holding shares of our common stock in "street name" to determine whether there are additional substantial holders of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no other related party transactions during fiscal 2001.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                            TITLE OF DOCUMENT
-------                           -----------------
    3.1      Certificate of Incorporation.(1)
    3.2      Certificate of Amendment of Certificate of Incorporation.(2)
    3.3      By-Laws.(1)
    4.1      Specimen Stock Certificate.(1)
    5        Opinion of Kaplan Gottbetter & Levenson, LLP(2)
   10.1      2001 Stock Option Plan(1)
   21        Subsidiaries of the Registrant
   23        Consent of Rogoff & Company, P.C.(2)
   23.1      Consent of Kaplan Gottbetter & Levenson, LLP(2)

---------------

(1) Incorporated by reference to Form SB-2 as filed with the Securities and Exchange Commission on February 1, 2001.

(2) Incorporated by reference to Form SB-2/A as filed with the Securities and Exchange Commission on May 11, 2001.

     (b) Reports on Form 8-K

        None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TDT Development, Inc.


  By    /s/ PIETRO BORTOLATTI                                          January 28, 2002
        -----------------------------------------
        Pietro Bortolatti, President, CEO, Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  By    /s/ PIETRO BORTOLATTI                                          January 28, 2002
        -----------------------------------------
        Pietro Bortolatti, President, CEO, Chairman of the Board

  By    /s/ TIZIANA DI ROCCO                                           January 28, 2002
        -----------------------------------------
        Tiziana Di Rocco, Vice President of Marketing and Director

  By    /s/ DAVID RECTOR                                               January 28, 2002
        -----------------------------------------
        David Rector, Director

                                                          ROGOFF & COMPANY, P.C.
                                                    CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
TDT Development, Inc.:

     We have audited the accompanying consolidated balance sheets of TDT Development, Inc. and its subsidiaries as of October 31, 2001 and 2000 and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year ended October 31, 2001 and the period from November 11, 1999 (inception) to October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TDT Development, Inc. and its subsidiaries at October 31, 2001 and 2000, and the results of their operations, their changes in shareholders' equity and their cash flows for the year ended October 31, 2001 and for the period from November 11, 1999 (inception) to October 31, 2000, in conformity with U.S. generally accepted accounting principles.

                                          ROGOFF & COMPANY, P.C.
                                          New York, New York
January 24, 2002

275 MADISON AVENUE, NEW YORK, NEW YORK 10016-1101 - 212-557-5666 - 212-557-9330

                      TDT DEVELOPMENT, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                              OCTOBER 31,   OCTOBER 31,
                                                                 2001          2000
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash......................................................   $  33,884     $     --
  Accounts receivable, net of allowance for doubtful
     accounts of $1,358.....................................      38,038        6,419
  Deferred offering expenses................................          --       55,000
  Inventory.................................................      55,739        7,490
                                                               ---------     --------
Total current assets........................................     127,661       68,909
                                                               ---------     --------
Fixed assets:
  Office furniture, net of accumulated depreciation of
     $1,321 and $655 respectively...........................       2,896        3,563
  Computers and equipment, net of accumulated depreciation
     of $4,026 and $1,343 respectively......................       9,073        8,695
                                                               ---------     --------
Total fixed assets..........................................      11,969       12,258
                                                               ---------     --------
Other assets:
  Security deposits.........................................         160        1,500
                                                               ---------     --------
Total assets................................................   $ 139,790     $ 82,667
                                                               =========     ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank overdraft............................................   $   4,307     $  1,468
  Accounts payable..........................................       1,151       64,713
  Accrued interest payable..................................          --        2,500
  Promissory note payable...................................          --       30,000
  Loans payable.............................................      14,301           --
  Revolving credit line.....................................       5,284           --
  Accrued expenses payable..................................      23,752        5,619
                                                               ---------     --------
Total liabilities...........................................      48,795      104,300
                                                               ---------     --------
Shareholders' equity:
  Common stock, 50,000,000 shares authorized; 8,381,000 and
     5,030,000 shares issued and outstanding; par value
     $.0001.................................................         838          503
  Preferred stock, 5,000,000 shares authorized; -0- shares
     issued and outstanding; par value $.0001...............          --           --
  Additional paid in capital................................     305,707       25,942
  Retained earnings (deficit)...............................    (215,550)     (48,078)
                                                               ---------     --------
Total shareholders' equity..................................      90,995      (21,633)
                                                               ---------     --------
Total liabilities and shareholders' equity..................   $ 139,790     $ 82,667
                                                               =========     ========

          See accompanying Notes to Consolidated Financial Statements.

                      TDT DEVELOPMENT, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              PERIOD FROM
                                                                 YEAR         NOVEMBER 11,
                                                                 ENDED      1999 (INCEPTION)
                                                              OCTOBER 31,    TO OCTOBER 31,
                                                                 2001             2000
                                                              -----------   ----------------
Revenues:
  Net sales.................................................  $  138,308       $   86,867
  Cost of sales.............................................      63,808           50,819
                                                              ----------       ----------
  Gross Profit..............................................      74,500           36,048
                                                              ----------       ----------
Other Revenues:
  Commissions earned........................................      53,298           33,000
  Interest income...........................................       2,157               --
  Other.....................................................          62               --
                                                              ----------       ----------
  Total other revenues......................................      55,517           33,000
                                                              ----------       ----------
Total income................................................     130,017           69,048
                                                              ----------       ----------
Operating Expenses:
  General and administrative expenses.......................     210,647           52,641
  Selling expenses..........................................      86,842           64,485
                                                              ----------       ----------
  Total expenses............................................     297,489          117,126
                                                              ----------       ----------
Net loss....................................................  $ (167,472)      $  (48,078)
                                                              ----------       ----------
Net loss per share:
  Basic.....................................................  $    (0.02)      $    (0.01)
                                                              ==========       ==========
  Diluted...................................................
Weighted average shares of common stock used in calculation
  of net loss per share.....................................   8,056,781        5,571,337
                                                              ==========       ==========

          See accompanying Notes to Consolidated Financial Statements.

                      TDT DEVELOPMENT, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               NOVEMBER 11, 1999 (INCEPTION) TO OCTOBER 31, 2001

                                                   NOVEMBER 11, 1999 TO OCTOBER 31, 2000
                                          --------------------------------------------------------
                                                                ADDITIONAL   RETAINED
                                          NUMBER OF   CAPITAL    PAID-IN     EARNINGS
                                           SHARES      STOCK     CAPITAL     (DEFICIT)     TOTAL
                                          ---------   -------   ----------   ---------   ---------
Issuance of common stock at $0.0001 per
  share.................................  5,000,000    $500      $ 13,945    $      --   $  14,445
Contributed services:
  Legal.................................     30,000       3         2,997           --       3,000
  Other.................................         --      --         9,000           --       9,000
Net loss................................         --      --            --      (48,078)    (48,078)
                                          ---------    ----      --------    ---------   ---------
Balances, October 31, 2000..............  5,030,000     503        25,942      (48,078)    (21,633)
Issuance of common stock in exchange for
  conversion of notes payable December
  29, 2000..............................    700,000      70        69,930           --      70,000
Issuance of common stock at $0.10 per
  share, net of $55,000 direct costs
  November - January 2001...............  2,651,000     265       209,835           --     210,100
Net loss................................         --      --            --     (167,472)   (167,472)
                                          ---------    ----      --------    ---------   ---------
Balances, October 31, 2001..............  8,381,000    $838      $305,707    $(215,550)  $  90,995
                                          =========    ====      ========    =========   =========

          See accompanying Notes to Consolidated Financial Statements.

                      TDT DEVELOPMENT, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR         NOVEMBER 11,
                                                                 ENDED      1999 (INCEPTION)
                                                              OCTOBER 31,    TO OCTOBER 31,
                                                                 2001             2000
                                                              -----------   ----------------
Cash flows from operating activities:
  Net loss..................................................   $(167,472)       $(48,078)
  Adjustments to reconcile net loss to cash used by
     operating activities:
     Depreciation...........................................       3,351           1,998
     Contributed services...................................          --           9,000
     Common stock issued for services.......................          --           3,000
                                                               ---------        --------
                                                                (164,121)        (34,080)
     (Increase) in accounts receivable......................     (31,619)         (6,419)
     Decrease (increase) in security deposits...............       1,340          (1,500)
     (Increase) in inventory................................     (48,249)         (7,490)
     (Decrease) increase in accounts payable................      (8,562)          9,713
     (Decrease) increase in accrued interest payable........      (2,500)          2,500
     Increase in accrued expenses...........................      18,133           5,619
                                                               ---------        --------
Cash used by operating activities...........................    (235,578)        (31,657)
                                                               =========        ========
Cash flows from investing activities:
  Purchase of fixed assets..................................      (3,062)        (14,256)
                                                               ---------        --------
Cash flows from financing activities:
  Issuance of common stock..................................          --          14,445
  Proceeds from loan from stockholders......................          --          16,000
  Repayment of loan from stockholders.......................          --         (16,000)
  Proceeds of private placement offering, net of $55,000
     direct placement costs.................................     210,100              --
  Revolving credit line borrowings..........................       5,284              --
  Proceeds from promissory note payable.....................      40,000          30,000
  Proceeds from loans payable...............................      14,301              --
  Proceeds of bank overdraft................................       2,839           1,468
                                                               ---------        --------
Cash provided by financing activities.......................     272,524          45,913
                                                               =========        ========
Increase in cash............................................      33,884              --
Cash, beginning of period...................................          --              --
                                                               ---------        --------
Cash, end of period.........................................   $  33,884        $     --
                                                               =========        ========
Supplemental cash flow disclosures:
  Cash paid for interest....................................   $   3,374        $     --
  Non-cash investing and financing activities:
  Conversion of notes payable to common stock...............   $  70,000        $     --

                 See accompanying Notes to Financial Statements

                      TDT DEVELOPMENT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

     TDT Development, Inc. ("TDT", "The Company") imports and distributes, through its wholly owned subsidiaries, Terre di Toscana, Inc. ("Terre") and Terres Toscanes, Inc. ("Toscanes"), specialized truffle based food products which include fresh truffles, truffle oils, truffle pates, truffle cremes, and truffle butter. TDT's target market includes retailers such as restaurants, specialty food stores, delicatessens, supermarkets; and distributors such as specialty food brokers and wholesalers. The Company plans to sell to consumers directly through e-commerce via the Internet.

     TDT has two wholly owned subsidiaries Terre di Toscana, Inc. which is based in New York and handles TDT's operations in the United States and Europe and Terres Toscanes, Inc. which is based in Montreal and it handles the Company's operations in Canada.

     TDT imports products directly from an Italian producer. There are no formal contracts or agreements in place. The U.S. Food and Drug Administration and Department of Agriculture regulate TDT's products. In the event that a faulted product is found, the finding would have a material financial impact on TDT.

2.  BASIS OF PRESENTATION AND CONSOLIDATION

     Terre was formed in November, 1999 in Florida where it commenced marketing its products in January 2000. In August 2001 Terre moved its headquarters from Miami, Florida to Champlain, NY. Terre has conducted all of TDT's significant operations.

     TDT was formed in September 2000 by the sole shareholder of Terre. On September 8, 2000, TDT acquired one hundred percent (2000 shares) of Terre's common stock in exchange for 5,000,000 shares of TDT's common stock issued to Terre's sole shareholder, Pietro Bortolatti. Bortolatti, who was TDT's sole shareholder at that time, is also TDT's president, CEO and Chairman of the Board of Directors. Accordingly, this business combination was accounted for at historical cost in a manner similar to a pooling of interests. The consolidated statements of operations, of changes in shareholders' equity and of cash flows include the activities of both companies from the inception of Terre in November 1999 as if Terre had been a wholly owned subsidiary of TDT for all periods presented.

     Terres Toscanes, Inc., a Terre di Toscanes, Inc. wholly owned subsidiary was formed in Montreal, Canada for the sole purpose of enabling the Company to conduct its business in Canada. Toscanes started doing business in Montreal in April 2001.

     The consolidated financial statements include the accounts of TDT, Toscanes and Terre. All intercompany transactions and balances have been eliminated.

3.  SIGNIFICANT ACCOUNTING POLICIES

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets, liabilities and matters for disclosure at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  REVENUE RECOGNITION

     The financial statements have been prepared on the accrual basis of accounting. Revenue is recognized when the merchandise is shipped to customers and expenses are recognized when incurred, whether or not such transactions have been settled by the receipt or payment of cash. Provisions for discounts and returns are provided for in the same period the related sales are recorded.

                      TDT DEVELOPMENT, INC. AND SUBSIDIARY

     The Company's policy is to replace returned goods, if any, with other merchandise. Anticipated discounts and returns are considered to be immaterial by management and accordingly, no provision for them has been provided in the accompanying financial statements.

  INVENTORY

     Inventory consists entirely of finished goods and is stated at the lower of cost (determined on the first in, first out basis) or market.

  FIXED ASSETS

     Fixed assets, consisting of office furniture, computers and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation provided in operating expenses was $3,351 for year ended October 31, 2001 and $1,998 for year ended October 31, 2000.

  IMPAIRMENT OF FIXED ASSETS

     Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or circumstances occur, the Company will recognize an impairment loss to the extent of the decrease in the asset's fair value. The Company has identified no such impairment losses.

  FOREIGN CURRENCY TRANSLATION

     Transactions with foreign customers and suppliers are translated at the exchange rates then in effect. At the balance sheet date, accounts receivable and payable denominated in foreign currency are adjusted to reflect foreign currency exchange rates at that date. Any resulting gain or loss is reflected in the determination of current net income (loss).

  FINANCIAL INSTRUMENTS

     Current assets and liabilities are reported at their face amount which, because of their short-term nature, approximates fair value

  CREDIT RISK

     Credit risk in trade receivables is substantially mitigated by the Company's short collection terms and sales to a large number of customers. Allowances for potential credit losses are determined based on historical experience, current evaluation of the composition of accounts receivable and expected credit trends.

  NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss (after deducting dividends, if any, declared on preferred stock) by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including, stock options, warrants, convertible preferred stock and contingently issuable shares to the weighted average number of common shares outstanding during the period, if dilutive.

                      TDT DEVELOPMENT, INC. AND SUBSIDIARY

     The calculation of basic and diluted net loss per share is as follows:

                                                               YEAR ENDED OCTOBER 31
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Net loss per share:
  Net loss..................................................  $ (167,472)  $  (48,078)
                                                              ==========   ==========
Weighted average shares of common stock outstanding used in
  calculation of basic and diluted net loss per share.......   8,056,781    5,571,337
                                                              ==========   ==========
Basic and diluted net loss..................................  $    (0.02)  $    (0.01)
                                                              ==========   ==========

  COMPREHENSIVE INCOME

     There is no difference in the Company's historical net losses as reported and comprehensive net loss.

  DIVIDENDS

     The Board of Directors has sole discretion to pay cash dividends based on the Company's financial condition, results of operations, capital requirements, contractual obligations and other relevant factors. TDT has not paid any dividends on common stock since inception.

  INCOME TAXES

     The Company uses the liability method for income taxes as required by SFAS No. 109 "Accounting for Income Taxes." Under that method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred taxes are measured by applying currently enacted tax laws. Valuation allowances related to deferred tax assets are established when, in the opinion of management, it is more likely than not that some or all of the benefits of deferred tax assets will not be realized.

4.  SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS

     In September 2000, TDT issued 5,000,000 shares of common stock to the Company's President, CEO, Secretary and Chairman of the Board, Mr. Pietro Bortolatti, in exchange of all of Terre di Toscana's outstanding shares of common stock. The exchange was treated as a reorganization of entities under common control, and was accounted for at historical cost in a manner similar to pooling of interests.

     In addition, Mr. Bortolatti provided services to the Company during 2000 valued at $9,000, for which he was not and will not be paid. The value of those services has been charged to expense and credited to additional paid-in capital.

     Also, 30,000 shares of TDT's common stock were issued to Kaplan, Gottbetter & Levenson, LLP., TDT's legal representative, in exchange for legal services valued at $3,000.

     In November 2000, TDT's Board of Directors authorized a private placement offering of TDT's common stock to a limited number of sophisticated investors at a price of $.10 per share. By January 2001, TDT completed the private placement of 3,351,000 shares of its common stock, resulting in cash proceeds of $335,100. Direct costs incurred in conjunction with this placement were $55,000.

     Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights.

     On November 15, 2000 Terre borrowed $40,000 and executed an 18% promissory note that was due on February 15, 2001. On December 29, 2000 the face amount of the note was paid by a third party in

                      TDT DEVELOPMENT, INC. AND SUBSIDIARY
consideration of which TDT issued 400,000 shares of common stock. On May 15, 2000 Terre borrowed $30,000 and executed an 18% promissory note that was due on May 15, 2001. The face value of the note was converted into 300,000 shares of TDT common stock on December 29, 2000.

     Accrued interest of $4,323 that was accumulated on the two notes by the conversion date remained a liability of the Company and was paid off during the year ended October 31, 2001.

     David Rector is a director of TDT and is also a principal of The David Stevens Group. TDT has engaged The David Stevens Group to perform certain management consulting services, for which the Company paid $37,677 and $16,244 during the years ended October 31, 2001 and 2000 respectively.

5.  INCOME TAXES

     The companies have consolidated net operating losses ("NOL") for tax purposes at October 31, 2001 and 2000 of approximately $215,550 and $28,000 respectively. The differences between financial reporting and tax bases of assets and liabilities are not significant.

     At a statutory tax rate of fifteen percent, the future tax benefit of the NOL would be approximately $32,333 and $4,200 for the years ended October 31, 2001 and 2000. However, this has been reduced by a 100% valuation allowance because, in the opinion of management, it is more likely than not based on available information that the benefit will not be realized.

6.  FOREIGN CURRENCY TRANSLATION

     For the years ended October 31, 2001 and 2000 the Company's gains on payables denominated in foreign currencies were $1521 and $651 respectively. No gain or loss was recognized on trade receivables denominated in foreign currencies since they were considered by management to be immaterial.

7.  STOCK OPTIONS

     TDT adopted its 2000 Stock Option Plan in September, 2000. The plan provides for the grant of options intended to qualify as incentive stock options; options not intended to so qualify; and nonstatutory stock options and stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 1,000,000 subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of reload options. TDT has not yet granted any options or stock appreciation rights under the plan.

     The plan is presently administered by TDT's Board of Directors, which selects the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price thereof and the period during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan.

     Options may be granted to TDT's employees (including officers) and directors and certain of TDT's consultants and advisors.

8.  SERVICES COMPENSATION

     Kaplan, Gottbetter & Levenson, LLP (KGL) rendered legal services at a fair value of $3,000. The $3,000 was paid through the issuance of 30,000 shares of TDT's common stock valued at $.10 per share.

9.  CONCENTRATIONS

     During the year ended October 31, 2001 "La Tartufoglia," the Company's supplier in Italy accounted for 100% of the Company's merchandise purchases.

                      TDT DEVELOPMENT, INC. AND SUBSIDIARY

10.  DEFERRED OFFERING EXPENSES

     TDT has incurred costs of $55,000 to Kaplan, Gottbetter & Levenson, LLP for the preparation of TDT's Private Offering Memorandum dated November 2, 2000. The $55,000 was charged against the proceeds of the private placement offering in January 2001.

11.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on TDT's geographic revenues. In addition to its regular operations in the United States and Canada, TDT brokers deals for its supplier in Italy for which the Company receives commissions.

                                                  USA      CANADA    ITALY     TOTAL
                                                --------   ------   -------   --------
Year ended Oct. 31, 2001
     Net sales................................  $133,078   $5,230   $    --   $138,308
     Earned commissions.......................        --       --    53,298     53,298
                                                --------   ------   -------   --------
     Total revenue............................  $133,078   $5,230   $53,298   $191,606
                                                ========   ======   =======   ========
Year ended Oct. 30, 2000
     Net sales................................  $ 86,867   $   --   $    --   $ 86,867
     Earned commissions.......................        --       --    33,000     33,000
                                                --------   ------   -------   --------
     Total Revenue............................  $ 86,867   $   --   $33,000   $119,867
                                                ========   ======   =======   ========

12.  OPERATING LEASES

     The Company leases office space under a noncancelable operating lease that expires in June 2002. Future minimum payments under that lease as of October 31, 2001 are $4,480.

     Total rental expense for the years ended October 31, 2001 and 2000 amounted to $12,663 and $11,607 respectively.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141 Business Combinations and Statement No. 142 Goodwill and Other Intangible Assets. These statements become effective to the Company on July 1, 2001 for Statement No. 141 and August 1, 2002 for Statement No. 142. The Company has not completed any business combinations as of September 30, 2001 and management cannot currently assess what effect the future adoption of these pronouncements will have on the Company's financial statements.

     In June 15, 2001, the Financial Accounting Standards Board also issued Statement No. 143 Accounting For Asset Retirement Obligations and in August 15, 2001, Statement No. 144 Accounting For Impairment and Disposal of Long Lived Assets.

     Statement No. 143 will change the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs in four significant ways. First, Statement 143 requires that the amount initially recognized for an asset retirement obligation be measured at fair market value and not under the current practice of using a cost-accumulation measurement approach. Second, Statement 143 requires that the retirement obligation liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized.

                      TDT DEVELOPMENT, INC. AND SUBSIDIARY

Prior practice did not require discounting of the retirement obligation liability and therefore no accretion was recorded in periods subsequent to the initial recognition period. Third, under prior practice, dismantlement and restoration costs were taken into account in determining amortization and depreciation rates and often the recognized asset retirement obligation was recorded as a contra-asset. Under Statement 143, recognized asset retirement obligations are recognized as a liability. Fourth, under prior practice, the asset retirement obligation was recognized over that useful life of the related asset and under Statement 143 the obligation is recognized over that useful life of the related asset and under Statement 143 the obligation is recognized when the liability is incurred. The effective date for Statement No. 143 is for fiscal years beginning after June 15, 2002.

     Statement No. 144, changes the accounting for long lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and establishing a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Statement No. 144 changes the accounting for long-lived assets to be disposed of other than the sale by requiring that the depreciable life of a long lived asset to be abandoned, be revised to reflect a shortened useful life and by requiring that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. Statement No. 144 changes the accounting for long lived assets to be disposed of by sale by requiring that discontinued operations no longer be measured on a net realizable value basis(but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The effective date for Statement No. 144 is for fiscal years beginning after December 15, 2001.

     The Company expects that the adoption of the new statements will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statements have been studied.