Form 10QSB
period 2001-12-30
TDT DEVELOPMENT INC
filed 2002-04-22
CIK 1133598

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|_| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended ___________________.

|X| Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from November 1, 2001 to December 31, 2001



      Commission File Number: 333-54822
                              ---------------

                              TDT DEVELOPMENT, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

            NEVADA                                        22-3762835
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

140 De O., Montreal, Quebec, Canada                            H2P 1H2
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                                 (514) 383-6824
                            -------------------------
                            Issuer's telephone number

                   1844 SW 16th Terrace, Miami, Florida 33145
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 18, 2002, the issuer had outstanding 8,381,000 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                              TDT DEVELOPMENT, INC.
                                DECEMBER 31, 2001
                        TRANSITION REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                                                                            PAGE
Special Note Regarding Forward Looking Statements.........................    3


                         PART I - FINANCIAL INFORMATION

Item  1.   Financial Statements...........................................    4
Item  2.   Management and Discussion and Analysis or Plan of Operation....    9


                           PART II - OTHER INFORMATION

Item  6. Exhibits and Reports on Form 8-K.................................   10

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Transition Report on Form-QSB for the transition period ended December 31, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Transition Report, in "Management's Discussion and Analysis or Plan of Operation."

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Transition Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Transition Report.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheet as of December 31, 2001 and October 31, 2001.......    5

         Statements of Operations for the two month periods ended
December 31, 2001 and December 31, 2000...................................    6

         Statements of Cash Flows for the two month periods ended
December 31, 2001 and December 31, 2000...................................    7

         Notes to Financial Statements....................................    8

                              TDT Development, Inc.
                                 and Subsidiary

                           Consolidated Balance Sheets

                                                   December 31,      October 31,
                                                      2001              2001
                                                    ---------         ---------
                                                   (Unaudited)
                                                    ---------
Assets
Current assets:
  Cash                                              $  16,108         $  33,884
  Accounts receivable, net of allowance
    for doubtful accounts of $1,150
    and $1,358                                         31,523            38,038
  Inventory                                            47,642            55,739
                                                    ---------         ---------
  Total current assets                                 95,273           127,661
                                                    ---------         ---------
Fixed assets:
  Office furniture, net of
   accumulated depreciation
   of $1,463 and $1,321, respectively                   2,755             2,896
  Computers and equipment, net of
   accumulated depreciation
   of $4,462 and $4,026, respectively                   8,637             9,073
                                                    ---------         ---------
  Total fixed assets                                   11,392            11,969
                                                    ---------         ---------
Other assets:
  Security deposits                                       160               160
                                                    ---------         ---------
Total assets                                        $ 106,825         $ 139,790
                                                    =========         =========


Liabilities and Shareholders' Equity
Current liabilities:
  Bank overdraft                                    $      --         $   4,307
  Revolving Credit Line                                 5,724             5,284
  Accounts payable                                      1,151             1,151
  Loans Payable                                        15,104            14,301
  Accrued expenses payable                             12,583            23,752
                                                    ---------         ---------
  Total liabilities                                    34,562            48,795
                                                    ---------         ---------
Shareholders' equity:
  Common stock, 50,000,000 shares
   authorized; 8,381,000 shares
   issued and outstanding; par value
   $.0001                                                 838               838
  Preferred stock, 5,000,000 shares
   authorized; -0- shares issued
   and outstanding; par value $.0001                       --                --
  Additional paid in capital                          305,707           305,707
  Retained earnings (deficit)                        (234,282)         (215,550)
                                                    ---------         ---------
  Total shareholders' equity                           72,263            90,995
                                                    ---------         ---------
  Total liabilities and
   shareholders' equity                             $ 106,825         $ 139,790
                                                    =========         =========


          See accompanying Notes to Consolidated Financial Statements.

                              TDT Development, Inc.
                                 and Subsidiary

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                    Two-Month Periods Ended
                                                          December 31
                                                          -----------
                                                     2001             2000
                                                  ----------------------------
                                                          (Unaudited)
                                                          -----------
Revenues:
  Net sales                                       $    18,877      $    29,601
  Cost of sales                                         8,501           13,004
                                                  -----------      -----------
  Gross profit                                         10,376           16,597
  Commissions                                              --            6,977
                                                  -----------      -----------
Total Revenue                                          10,376           23,574
                                                  -----------      -----------

Operating Expenses:
  General and administrative expenses                  13,693           23,976
  Selling expenses                                     14,773           21,006
                                                  -----------      -----------
Total expenses                                         28,466           44,982
                                                  -----------      -----------

Other Income and Expenses:
  Miscellaneous income                                     --              110
  Interest income                                          46               --
  Interest expense                                       (688)          (2,173)
                                                  -----------      -----------
Total other income and expenses                          (642)          (2,063)
                                                  -----------      -----------

Net income (loss)                                 $ ( 18,732)      $   (23,471)
                                                  ===========      ===========




Net income (loss) per share:
  Basic                                           $     (0.01)     $     (0.01)
                                                  ===========      ===========
  Diluted
  Weighted average common shares used in
   calculation of net income (loss) per share       8,381,000        6,455,754
                                                  ===========      ===========


          See accompanying Notes to Consolidated Financial Statements.

                              TDT Development, Inc.
                                 and Subsidiary

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                       Two-Month Periods Ended
                                                             December 31,
                                                             ------------
                                                         2001            2000
                                                      ---------       ---------
                                                     (Unaudited)     (Unaudited)
                                                      ---------       ---------
Cash flows from operating activities:
  Net loss                                            $ (18,732)      $ (23,471)
  Adjustments to reconcile net loss
   to cash used by operating activities:
  Depreciation                                              577             523
                                                      ---------       ---------
                                                        (18,155)        (22,948)
 (Increase) decrease in accounts receivable               6,515         (27,706)
 (Increase) decrease in inventory                         8,097           1,378
 (Decrease) in operating accounts payable                    --          (6,469)
  Increase in accrued interest payable                       --           1,823
  Increase (decrease) in accrued expenses               (11,169)         17,685
                                                      ---------       ---------
Cash used by operating activities                       (14,712)        (36,237)
                                                      ---------       ---------

Cash flows from investing activities:
  Purchase of fixed assets                                   --          (3,063)
                                                      ---------       ---------

Cash flows from financing activities:
  Proceeds from stockholders' loans                         803              --
  Proceeds of private placement offering                     --         206,100
  Revolving credit line borrowings                          440           5,027
  Proceeds (repayment)of promissory note payable             --          40,000
  Proceeds (repayment) of bank overdraft                 (4,307)         (1,468)
                                                      ---------       ---------
Cash provided by financing activities                    (3,064)        249,659
                                                      ---------       ---------

Increase (decrease)in cash                              (17,776)        210,359
Cash, beginning of period                                33,884              --
                                                      ---------       ---------
Cash, end of period                                   $  16,108       $ 210,359
                                                      =========       =========

Supplemental cash flow disclosures:
  Cash paid for interest                              $      --       $     351
                                                      =========       =========
  Cash paid for taxes                                 $      --       $      --
                                                      =========       =========

Non-cash investing and financing activities:
  Conversion of notes payable to common stock         $      --       $  70,000
                                                      =========       =========


          See accompanying Notes to Consolidated Financial Statements.

                              TDT Development, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Consolidated Financial Statements

The accompanying financial statements include the accounts of TDT Development, Inc. and its wholly owned subsidiaries Terre di Toscana, Inc and Terres Toscanes, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Effective March 1, 2002, the Board of Directors of TDT Development, Inc. (the "Company") approved a change of the Company's fiscal year from October 31 to December 31. The two-month transition period of November 1, 2001 through December 31, 2001 ("transition period") precedes the start of the new fiscal year. The unaudited financial information for the two months ended December 31, 2000 ("prior period") is presented for comparative purposes and includes any adjustments (consisting of normal, recurring adjustments) which are, in he opinion of management, necessary for fair presentation.

The unaudited financial statements included herein have been prepared in accordance with the instructions to Form 10-QT and the Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by U.S. generally accepted accounting principles. However the financial statements do include all adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. The balance sheet data for October 31, 2001 are derived from the audited financial statements that are included in the Company's Annual Report on Form 10-K for the year ended October 31, 2001, which should be read in connection with these financial statements.

The accounting policies followed in the presentation of the interim financial results are the same as those followed on an annual basis. Those policies are presented in Note 3, "Significant Accounting Policies in the consolidated financial statements included in the Company's annual report on Form 10-K.

The interim financial results as of the two months ended December 31, 2001 are not necessarily indicative of the results that will be obtained for the year ending December 31, 2002.


2.       Supplemental Cash Flow Information

                                                December 31        December 31
                                                    2001               2000
                                                  -------            -------
Cash paid during the two
  Month periods for:
     Interest                                     $   248            $ 2,173
                                                  =======            =======
     Income taxes                                 $    --            $    --
                                                  =======            =======
Non-cash financing transaction:
     Conversion of notes payable
        to common stock                           $    --            $70,000
                                                  =======            =======

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         You should read the following discussion and analysis in conjunction with the audited financial statements (and notes thereto) and other financial information of our company appearing elsewhere in this report.

         We have focused primarily on capital issues and on expanding our business during the transaction period.

         Total revenues for the transition period ended December 31, 2001 were $10,376. Total revenues for the same period in 2000 were $23,574.

         Selling and general and administrative expenses for the transition period ended December 31, 2001 were $13,693. Selling and general and administrative expenses for the same period in 2000 were $23,976.

LIQUIDITY AND CAPITAL RESOURCES

         For the transition period ended December 31, 2001, we had net cash used in operating activities of $14,712. For the same period in 2000, we had net cash used in operating activities of $36,237.

         Cash used in investment activities for the transition period ended December 31, 2001 was $0. Cash used in investment activities for the same period in 2000 was $3,063.

         Cash provided by financing activities for the transition period ended December 31, 2001 totaled ($3,064). Cash provided by financing activities for the same period in 2000 totaled $249,659.

         At the end of the transition period, we had cash in the amount of $16,108 as compared to $33,884 at the beginning of the transition period.

         We believe that our current cash will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If cash generated from operations is insufficient to satisfy liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If we issue debt securities, fixed obligations will increase and we may have to comply with covenants that might inhibit our operations. Moreover, such financing may not be available in amounts or on terms acceptable to us, if at all.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the transition period ended December 31, 2001. One report on Form 8-K was filed during the quarter ending March 31, 2002 regarding the Company changing its year-end from October 31 to December 31, effective March 1, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TDT DEVELOPMENT, INC.
                                       (Registrant)



Date: April 22, 2002              By:  /s/ Pietro Bortolatti
                                       ---------------------------------------
                                       Pietro Bortolatti, CEO, CFO, President,
                                       and Chairman of the Board