Form 10QSB
period 2002-01-31
TDT DEVELOPMENT INC
filed 2002-05-08
CIK 1133598

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended January 31, 2002

| | Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from ___________________ to ___________________


                        Commission File Number: 333-54822


                              TDT DEVELOPMENT, INC.
                 (Name of Small Business Issuer in its charter)


            NEVADA                                        22-3762835
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


140 De O., Montreal, Quebec, Canada                           H2P 1H2
(Address of principal executive offices)                     (Zip Code)



                               (514) 383-6824
                          Issuer's telephone number

                  1844 SW 16th Terrace, Miami, Florida 33145
            (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 8, 2002, the issuer had outstanding 8,381,000 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes | | No |X|

                              TDT DEVELOPMENT, INC.
                                JANUARY 31, 2002

                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS


                                                                            PAGE
Special Note Regarding Forward Looking Statements.........................    3


                         PART I - FINANCIAL INFORMATION

Item  1.   Financial Statements...........................................    4
Item  2.   Management and Discussion and Analysis or Plan of Operation....    9


                           PART II - OTHER INFORMATION

Item  6.   Exhibits and Reports on Form 8-K................................   10

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form-QSB for the quarter ended January 31, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


Balance Sheet as of January 31, 2002 and October 31, 2001.................    5

Statements of Operations for the three month periods ended
January 31, 2002 and January 31, 2001.....................................    6

Statements of Cash Flows for the three month periods ended
January 31, 2002 and January 31, 2001.....................................    7

Notes to Financial Statements.............................................    8

                              TDT Development, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets


                                                                 January 31,    October 31,
                                                                     2002           2001
                                                                  ---------      ---------
                                                                (Unaudited)
                                                                 ---------
Assets
Current assets:
  Cash                                                            $   4,604      $  33,884
  Accounts receivable, net of allowance
    for doubtful accounts of $1,150
    and $1,358                                                       29,873         38,038
  Inventory                                                          46,457         55,739
                                                                  ---------      ---------
  Total current assets                                               80,934        127,661
                                                                  ---------      ---------
Fixed assets:
  Office furniture, net of
   accumulated depreciation
   of $1,533 and $1,321, respectively                                 2,686          2,896
  Computers and equipment, net of
   accumulated depreciation
   of $4,681 and $4,026, respectively                                 8,418          9,073
                                                                  ---------      ---------
  Total fixed assets                                                 11,104         11,969
                                                                  ---------      ---------
Other assets:
  Security deposits                                                     160            160
                                                                  ---------      ---------
Total assets                                                      $  92,198      $ 139,790
                                                                  =========      =========


Liabilities and Shareholders' Equity
Current liabilities:
  Bank overdraft                                                  $      --      $   4,307
  Revolving credit line                                               5,886          5,284
  Accounts payable                                                    1,151          1,151
  Loans payable to shareholders                                      17,787         14,301
  Accrued expenses payable                                               --         23,752
                                                                  ---------      ---------
  Total liabilities                                                  24,824         48,795
                                                                  ---------      ---------
Shareholders' equity:
  Common stock, 50,000,000 shares
   authorized; 8,381,000 shares
   issued and outstanding; par value $.0001                             838            838
  Preferred stock, 5,000,000 shares
   authorized; -0- shares issued
   and outstanding; par value $.0001                                     --             --
  Additional paid in capital                                        305,707        305,707
  Retained earnings (deficit)                                      (239,171)      (215,550)
                                                                  ---------      ---------
  Total shareholders' equity                                         67,374         90,995
                                                                  ---------      ---------
  Total liabilities and
   shareholders' equity                                           $  92,198      $ 139,790
                                                                  =========      =========


          See accompanying Notes to Consolidated Financial Statements.

                              TDT Development, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                      Three Months Ended
                                                           January 31
                                                  ----------------------------
                                                     2002             2001
                                                  -----------      -----------
(Unaudited)
Revenues:
  Net sales                                       $    21,235      $    47,573
  Cost of sales                                         9,281           20,707
                                                  -----------      -----------
  Gross profit                                         11,954           26,866
  Commissions                                              --            7,529
                                                  -----------      -----------
Total Revenue                                          11,954           34,395
                                                  -----------      -----------

Operating Expenses:
  General and administrative expenses                  15,746           25,953
  Selling expenses                                     19,028           29,381
                                                  -----------      -----------
Total expenses                                         34,774           55,334
                                                  -----------      -----------

Other Income and Expenses:
  Miscellaneous income                                     --               --
  Interest income                                          48               --
  Interest expense                                       (849)          (2,319)
                                                  -----------      -----------
Total other income and expenses                          (801)          (2,319)
                                                  -----------      -----------

Net income (loss)                                 $ ( 23,621)      $   (23,258)
                                                  ===========      ===========




Net income (loss) per share:
  Basic                                           $     (0.01)     $     (0.01)
                                                  ===========      ===========

  Weighted average common shares used in
   calculation of net income (loss) per share       8,381,000        5,571,337
                                                  ===========      ===========


          See accompanying Notes to Consolidated Financial Statements.

                              TDT Development, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                       Three Months Ended
                                                          January 31,
                                                     ------------------------
                                                       2002           2001
                                                     ---------      ---------
                                                    (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net loss                                           $ (23,621)     $ (23,258)
  Adjustments to reconcile net loss
   to cash used by operating activities:
  Depreciation                                             865            814
                                                     ---------      ---------
                                                       (22,756)       (22,444)
 (Increase) decrease in accounts receivable              8,165        (38,487)
 (Increase) decrease in inventory                        9,282         (6,452)
 (Decrease) in operating accounts payable                   --          7,599
  Increase in accrued interest payable                      --          1,823
  Increase (decrease) in accrued expenses              (23,752)        17,967
                                                     ---------      ---------
Cash used by operating activities                      (29,061)       (39,994)
                                                     ---------      ---------

Cash flows from investing activities:
  Purchase of fixed assets                                  --         (3,062)
                                                     ---------      ---------

Cash flows from financing activities:
  Proceeds from stockholders' loans                      3,486             --
  Proceeds of private placement offering                    --        210,100
  Revolving credit line borrowings                         602          4,872
  Proceeds (repayment)of promissory note payable            --         40,000
  Proceeds (repayment) of bank overdraft                (4,307)        (1,468)
                                                     ---------      ---------
Cash provided by financing activities                     (219)       253,504
                                                     ---------      ---------

Increase (decrease)in cash                             (29,280)       210,448
Cash, beginning of period                               33,884             --
                                                     ---------      ---------
Cash, end of period                                  $   4,604      $ 210,448
                                                     =========      =========

Supplemental cash flow disclosures:
  Cash paid for interest                             $     248      $     496
                                                     =========      =========
  Cash paid for taxes                                $      --      $      --
                                                     =========      =========


          See accompanying Notes to Consolidated Financial Statements.

                              TDT Development, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.         Consolidated Financial Statements

The accompanying financial statements include the accounts of TDT Development, Inc. and its wholly owned subsidiaries Terre di Toscana, Inc and Terres Toscanes, Inc. (The "Company", "TDT"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of TDT have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and the Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accounting principles accepted in the United States of America for audited financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make these financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year or any other period. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

The accounting policies followed in the presentation of the interim financial results are the same as those followed on an annual basis. Those policies are presented in Note 3, "Significant Accounting Policies in the consolidated financial statements included in the Company's annual report on Form 10-K.

On March 1, 2002, the Board of Directors of TDT Development, Inc. approved a change of the Company's fiscal year to December 31 from October 31, effective March 1, 2002 and a Form 10-Q/T report was filed on April 22, 2002 with the Securities and Exchange Commission for the two-month period ended December 31, 2001.



2.         Supplemental Cash Flow Information

                                               January 31         January 31
                                                 2002               2001
                                                -------             ----
Cash paid during the two Month periods for:
           Interest                             $   248             $496
                                                =======             ====
           Income taxes                         $    --             $ --
                                                =======             ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion and analysis in conjunction with the audited financial statements (and notes thereto) and other financial information of our company appearing elsewhere in this report.

We have focused primarily on capital issues and on expanding our business during the three months ended January 31, 2002.

RESULTS OF OPERATION

Total revenues for the three months ended January 31, 2002 were $11,954 as compared to $34,395 for the three months ended January 31, 2001. Our cost of goods sold for the three months ended January 31, 2002 was $9,281 as compared to $20,707 for the three months ended January 31, 2001. Our gross profit on sales was $11,954 for the three months ended January 31, 2002 as compared to $26,866 for the three months ended January 31, 2001.

Selling and general and administrative expenses for the three months ended January 31, 2002 were $34,774 as compared to $55,334 for the three months ended January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended January 31, 2002, we had net cash used in operating activities of $29,061 as compared to $39,994 for the three months ended January 31, 2001.

Cash used in investment activities for the three months ended January 31, 2002 was $0 as compared to $3,062 for the three months ended January 31, 2001.

Cash provided by financing activities for the three months ended January 31, 2002 was ($219) as compared to $253,504 for the three months ended January 31, 2001.

At January 31, 2002, we had cash in the amount of $4,604 as compared to $33,884 at November 1, 2001.

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

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits.

           None.

(b)        Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended January 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TDT DEVELOPMENT, INC.
                                    (Registrant)


Date: May 8, 2002                By: /s/ Pietro Bortolatti
                                     -------------------------------------------
                                     Pietro Bortolatti, CEO, CFO, President,
                                     and Chairman of the Board