Form 10QSB
period 2002-03-31
TDT DEVELOPMENT INC
filed 2002-05-15
CIK 1133598

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             |X| Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

       |_| Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from ___________________ to ___________________



      Commission File Number: 333-54822



                              TDT DEVELOPMENT, INC.
        -----------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


            NEVADA                                        22-3762835
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


140 De O., Montreal, Quebec, Canada                           H2P 1H2
----------------------------------------                     ---------
(Address of principal executive offices)                     (Zip Code)


                                 (514) 383-6824
                                 --------------
                            Issuer's telephone number

                   1844 SW 16th Terrace, Miami, Florida 33145
                   ------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 18, 2002, the issuer had outstanding 8,381,000 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                              TDT DEVELOPMENT, INC.
                                 MARCH 31, 2002

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form-QSB for the quarter ended March 31, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



         Balance Sheet as of March 31, 2002................................    5

         Statements of Operations for the three month periods ended
March 31, 2002 and March 31, 2001..........................................    6

         Statements of Cash Flows for the three month periods ended
March 31, 2002 and March 31, 2001..........................................    7

         Notes to Financial Statements.....................................    8

                           Consolidated Balance Sheet

                                                               March 31,
                                                                 2002
                                                               ---------
                                                              (Unaudited)
                                                               ---------
                                     Assets

Current assets:
  Cash                                                         $   1,053
  Accounts receivable, net of allowance
    for doubtful accounts of $1,150                               24,745
  Commissions receivable                                           7,000
  Inventory                                                       42,819
                                                               ---------
  Total current assets                                            75,617
                                                               ---------

Fixed assets:
  Office furniture, net of
   accumulated depreciation of
   $ 1,674                                                         2,545
  Computers and equipment, net of
   accumulated depreciation of $5,117                              7,982
                                                               ---------
  Total fixed assets                                              10,527
                                                               ---------

Other assets:
  Security deposits                                                  160
                                                               ---------
Total assets                                                   $  86,304
                                                               =========

                      Liabilities and Shareholders' Equity

Current liabilities:
  Revolving credit line                                        $   6,222
  Accounts payable                                                 1,151
  Loans payable to shareholders                                   19,952
  Accrued expenses payable                                        30,999
                                                               ---------
  Total liabilities                                               58,324
                                                               ---------

Shareholders' equity:
  Common stock, 50,000,000 shares
   authorized; 8,381,000 shares
   issued and outstanding; par value
   $.0001                                                            838
  Preferred stock, 5,000,000 shares
   authorized; -0- shares issued
   and outstanding; par value $.0001                                  --
  Additional paid in capital                                     305,707
  Retained earnings (deficit)                                   (278,565)
                                                               ---------
  Total shareholders' equity                                      27,980
                                                               ---------

Total liabilities and
   shareholders' equity                                        $  86,304
                                                               =========

See accompanying Notes to Consolidated Financial Statements.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                            --------
                                                     2002             2001
                                                  -----------------------------
(Unaudited)
Revenues:
  Net sales                                       $    10,223      $    33,644
  Cost of sales                                         5,395           13,857
                                                  -----------      -----------
  Gross profit                                          4,828           19,787
  Commissions                                              --               --
                                                  -----------      -----------
Total Revenues                                          4,828           19,787
                                                  -----------      -----------

Operating Expenses:
  General and administrative expenses                  43,031           21,775
  Selling expenses                                      5,587           17,643
                                                  -----------      -----------
Total expenses                                         48,618           39,418
                                                  -----------      -----------

Other Income and Expenses:
  Miscellaneous income                                     --               --
  Interest income                                           5            1,371
  Interest expense                                       (498)            (413)
                                                  -----------      -----------
Total other income and expenses                          (493)             958
                                                  -----------      -----------

Net income (loss)                                 $   (44,283)     $   (18,673)
                                                  ===========      ===========




Net income (loss) per share:
  Basic                                           $     (0.01)     $      0.00
                                                  ===========      ===========

  Weighted average common shares used in
   calculation of net income (loss) per share       8,381,000        8,371,000
                                                  ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                             ---------
                                                        2002            2001
                                                      ---------       ---------
                                                     (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net loss                                            $ (44,283)      $ (18,673)
  Adjustments to reconcile net loss
   to cash used by operating activities:
  Depreciation                                              865             564
                                                      ---------       ---------
                                                        (43,418)        (18,109)
 (Increase) decrease in accounts receivable               6,778          (2,337)
 (Increase) decrease in inventory                         4,823          (5,436)
 (Increase) in commissions receivable                    (7,000)             --
 (Decrease) in operating accounts payable                    --         (37,323)
  Increase (decrease) in accrued expenses                18,416          (3,529)
                                                      ---------       ---------
Cash used by operating activities                       (20,401)        (66,734)
                                                      ---------       ---------

Cash flows from financing activities:
  Proceeds from stockholders' loans                       4,848              --
  Proceeds of private placement offering                     --          59,000
  Revolving credit line borrowings                          498             (59)
                                                      ---------       ---------
Cash provided by financing activities                     5,346          58,941
                                                      ---------       ---------

Increase (decrease)in cash                              (15,055)         (7,793)
Cash, beginning of period                                16,108         210,359
                                                      ---------       ---------
Cash, end of period                                   $   1,053       $ 202,566
                                                      =========       =========

Supplemental cash flow disclosures:
  Cash paid for interest                              $      --       $     413
                                                      =========       =========
  Cash paid for taxes                                 $      --       $      --
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

The accompanying unaudited condensed consolidated financial statements of TDT Development, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended October 31, 2001.

On March 1, 2002, the Board of Directors of TDT Development, Inc. approved a change of the Company's fiscal year to December 31 from October 31, effective March 1, 2002 and a Form 10-Q/T report was filed on April 22, 2002 with the Securities and Exchange Commission for the two-month period ended December 31, 2001.

2. Inventories

Inventories of TDT Development, Inc. are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventories consist of the following:

                                              March 31
                                               2002
                                              --------
                           Finished goods     $ 42,819
                                              ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion and analysis in conjunction with the audited financial statements (and notes thereto) and other financial information of our company appearing elsewhere in this report.

We have focused primarily on capital issues and on expanding our business during the three months ended March 31, 2002.

RESULTS OF OPERATIONS

Total revenues for the three months ended March 31, 2002 were $4,828 as compared to $19,787 for the three months ended March 31, 2001. Our cost of goods sold for the three months ended March 31, 2002 was $5,395 as compared to $13,857 for the three months ended March 31, 2001. Our gross profit on sales was $4,828 for the three months ended March 31, 2002 as compared to $19,787 for the three months ended March 31, 2001.

Selling and general and administrative expenses for the three months ended March 31, 2002 were $48,618 as compared to $39,418 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2002, we had net cash used in operating activities of $(20,401) as compared to $(66,734) for the three months ended March 31, 2001.

Cash provided by financing activities for the three months ended March 31, 2002 was $5,346 as compared to $58,941 for the three months ended March 31, 2001.

At March 31, 2002, we had cash in the amount of $1,053 as compared to $202,566 at March 31, 2001.

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

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         On March 12, 2002 a Form 8-K was filed by the Registrant which disclosed that on March 1, 2002, the Board of Directors of TDT Development, Inc. ("TDT" or the "Company") approved a change of the Company's fiscal year to December 31 from October 31, effective March 1, 2002.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TDT DEVELOPMENT, INC.
                                          (Registrant)


Date: May 15, 2002                    By: /s/ Pietro Bortolatti
                                         ---------------------------------------
                                         Pietro Bortolatti, CEO, CFO, President,
                                         and Chairman of the Board