Form 10QSB
period 2002-06-30
STRONGHOLD TECHNOLOGIES INC
filed 2002-08-14
CIK 1133598

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                          Commission File No. 333-54822

                          STRONGHOLD TECHNOLOGIES, INC.
       -------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Nevada                                    22-376235
-----------------------------------      ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


777 Terrace Avenue, Hasbrouck Heights, NJ                                  07604
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (201) 727-1464
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                             TDT Development, Inc.
--------------------------------------------------------------------------------
                   (Former name if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of July 31, 2002, the issuer had outstanding 9,677,667 shares of Common Stock, $0.0001 par value per share.


     Transitional Small Business Disclosure Format (check one):

                   Yes:                                        No:    X
                       -----                                      -----

                  STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY
                  --------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                                               Page
PART I.  FINANCIAL INFORMATION.                                                                                ----

         Item 1.      Financial Statements..................................................................      1

                CONSOLIDATED BALANCE SHEET
                as of June 30, 2002 (unaudited).............................................................      2

                CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2002 and June 30, 2001 (unaudited),
                For the Six Months Ended June 30, 2002 and June 30, 2001 ..........(unaudited)..............      3

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2002 and June 30, 2001 (unaudited)........................      4

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) .....................................   5-11

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Plan of Operation.......................................................     12

                Liquidity and Capital Resources.............................................................     18

                Results of Operations.......................................................................     20

PART II. OTHER INFORMATION.

         Item 2.      Changes in Securities and Use of Proceeds.............................................     28

         Item 6.      Exhibits and Reports on Form 8-K......................................................     31

SIGNATURE       ............................................................................................     32

                                      -i-

     This Quarterly Report on Form 10-QSB contains forward-looking statements, including information with respect to our plans and strategy for our business. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Plan of Operation" in Part I, Item 2 of this Quarterly Report on Form 10-QSB and other factors expressed from time to time in our filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements.

                         PART I. FINANCIAL INFORMATION.
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. However, Stronghold Technologies, Inc., a Nevada corporation, and its wholly-owned subsidiary, Stronghold Technologies, Inc., a New Jersey corporation ("Stronghold"), believe that the disclosures are adequate to assure that the information presented is not misleading in any material respect.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

BALANCE SHEET

--------------------------------------------------------------------------------

June 30, 2002 (Unaudited)
--------------------------------------------------------------------------------

ASSETS

Current assets
        Cash                                                        $       312
        Accounts receivable, less allowance for doubtful
         accounts of $69,000                                          1,610,484
        Other receivables, current portion                               30,000
        Inventories                                                     164,803
        Prepaid expenses                                                  7,292
                                                                        -------
           Total current assets                                       1,812,891
                                                                      ---------

Property and equipment, net                                             151,196
                                                                      ---------

Other assets
        Other receivables, less current portion                         112,500
        Security deposits                                                27,587
                                                                      ---------
           Total other assets                                           140,087
                                                                      ---------

                                                                     $2,104,174
                                                                      ---------
                                                                      ---------


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                             $  671,694
        Accrued expenses and other current liabilities, including
         interest payable, stockholder of $50,496                       553,884
        Obligations under capital leases, current portion                 5,182
        Note payable, current portion                                   500,000
        Note payable, stockholder, current portion                      183,600
                                                                      ---------
           Total current liabilities                                  1,914,360
                                                                      ---------

Long-term liabilities
        Obligations under capitalized leases, less current portion        9,500
        Note payable, less current portion                            1,000,000
        Note payable, stockholder less current portion                  908,647
                                                                      ---------
           Total long term liabilities                                1,918,147
                                                                      ---------

Commitments and contingencies

Stockholders' deficit
        Preferred stock, $.0001 par value; authorized 5,000,000
          shares, 2,002,750 issued and outstanding (aggregate
          liquidation preference of $3,004,125)                             201
        Common stock, $.0001 par value, authorized 50,000,000
          shares, 9,752,667 issued and outstanding                          976
        Additional paid-in capital                                    4,450,287
        Stock subscription receivable                                (2,166,000)
        Accumulated deficit                                          (4,013,797)
                                                                     ----------
        Total stockholders' deficit                                  (1,728,333)
                                                                     ----------

                                                                     $2,104,174
                                                                     ----------
                                                                     ----------


See accompanying notes to financial statements.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months          Three months           Six months           Six months
                                                       ended                  ended                 ended                ended
                                                      June 30,               June 30,              June 30,             June 30,
                                                       2002                   2001                   2002                 2001
                                                    (Unaudited)            (Unaudited)           (Unaudited)          (Unaudited)

Sales                                               $ 1,054,928             $ 315,719            $ 1,748,566           $ 315,719

Cost of sales                                           380,909               130,936                590,035             130,936
                                                    -----------------------------------          -----------------------------------

Gross profit                                            674,019               184,783              1,158,531             184,783
                                                    -----------------------------------          -----------------------------------

Operating expenses
        General and administrative                      993,432               576,650              1,953,377           1,021,440
        Officer's salary                                 68,400                45,000                134,400              75,000
                                                    -----------------------------------          -----------------------------------
                                                      1,061,832               621,650              2,087,777           1,096,440
                                                    -----------------------------------          -----------------------------------

Loss from operations                                   (387,813)             (436,867)              (929,246)           (911,657)

Interest expense                                         53,276                30,903                109,315              52,268
                                                    -----------------------------------          -----------------------------------

Net loss                                            $  (441,089)           $ (467,770)          $ (1,038,561)          $(963,925)
                                                    -----------------------------------          -----------------------------------
                                                    -----------------------------------          -----------------------------------
Basic and diluted loss per
        common share                                $    (0.06)            $    (0.08)          $      (0.15)          $   (0.16)
                                                    -----------------------------------          -----------------------------------
                                                    -----------------------------------          -----------------------------------

Weighted average number of
        common shares outstanding                     7,829,459             5,906,250              6,867,854           5,906,250
                                                    -----------------------------------          -----------------------------------
                                                    -----------------------------------          -----------------------------------

See accompanying notes to financial statements.
                                       -3-

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Six months         Six months
                                                                                                     ended              ended
                                                                                                    June 30,           June 30,
                                                                                                     2002                2001
                                                                                                  (Unaudited)         (Unaudited)
Cash flows from operating activities

 Net loss                                                                                        $(1,038,561)          $(963,925)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Bad debt expense                                                                                    47,459
  Depreciation and amortization                                                                       10,538               8,247
  Changes in operating assets and liabilities:
   Accounts receivable                                                                            (1,375,583)
   Inventories                                                                                       (83,455)
   Prepaid expenses                                                                                   (2,407)           (345,560)
   Other receivables                                                                                 107,639             (22,830)
   Accounts payable                                                                                  614,053                 903
   Accrued expenses and other current liabilities                                                    290,693             317,861
                                                                                              --------------------------------------
Net cash used in operating activities                                                             (1,429,624)         (1,005,304)
                                                                                              --------------------------------------
Net cash used in investing activities,
  Payments for purchase of property and equipment                                                    (50,236)            (63,285)
                                                                                              --------------------------------------
Cash flows from financing activities
  Proceeds from issuance of preferred stock and warrants, net of financing costs                     478,287
  Principal payments obligations under capital leases                                                   (864)
  Proceeds from stockholder loan                                                                     964,482
  Proceeds from issuance of note payable                                                                               1,035,440
                                                                                              --------------------------------------
Net cash provided by financing activities                                                          1,441,905           1,035,440
                                                                                              --------------------------------------

Net decrease in cash                                                                                 (37,955)            (33,149)

Cash, beginning of period                                                                             38,267              41,040
                                                                                              --------------------------------------
Cash, end of period                                                                             $        312          $    7,891
                                                                                              --------------------------------------
                                                                                              --------------------------------------
Supplemental disclosure of cash flow information,
  cash paid during the period for interest                                                      $    114,859          $      897
                                                                                              --------------------------------------
                                                                                              --------------------------------------

Supplemental disclosure of noncash investing and financing activities

  During the six months ended June 30, 2002 the Company entered into two separate agreements to convert $2,000,000 of loans payable, stockholder into common stock.

  On May 15, 2002 the Company consolidated approximately $1,200,000 due to the majority stockholder with balances in loans payable, stockholder and accrued expenses and other current liabilities, into a promissory note classified as note payable, stockholder.

  On June 30, 2002 the Company converted their outstanding line of credit with a non affiliated bank into a note payable of $1,500,000.

  Obligations under  capital leases aggregating $15,545 were incurred when the
  Company   entered   into  various   leases  for  computer   equipment.

See accompanying notes to financial statements.

STRONGHOLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS

Stronghold Technologies, Inc. (the "Company") was incorporated in the state of New Jersey on August 1, 2000. The Company is engaged principally as a developer of wireless and internet based systems for auto dealers in the United States, which began operations on April 1, 2001.

On May 15, 2002, the Company entered into a Merger Agreement (the "Agreement") with Stronghold Technologies, Inc. (formerly known as TDT Development, Inc. (the "Parent")) whereby Parent issued 7,000,000 shares of its common stock in exchange for all of the Company's outstanding shares in a transaction accounted for as a reverse purchase acquisition. As a result, the Company is considered for accounting purposes, to be the acquiring company since the stockholders of the Company acquired more than 50% of the issued and outstanding stock of Parent. Pursuant to this agreement, the outstanding options of the Company were also converted into options to purchase Parent common stock based on a conversion rate of 2.1875 as defined in the agreement. Prior to the merger, Parent's operations were comprised solely of a business that sold truffles imported from Italy through its wholly owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc.(the "Subsidiaries"). The Subsidiaries were sold on July 19, 2002 (Note 12) and had virtually no material operations for the period of May 16, 2002 through July 19, 2002. Since this transaction resulted in a change in reporting entity, the historical financial statements prior to May 16, 2002 are those of the Company. The stockholders' equity of the Company has been retroactively restated.

2. UNAUDITED STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED STATEMENTS

The accompanying condensed consolidated financial statements of the Company as of June 30, 2002 and for the six and three-month periods ended June 30, 2002 and 2001 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. The results of operations for the six and three-month periods ended June 30, 2002 are not necessarily indicative of the results that may occur for the year ending December 31, 2002.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization as follows:

                                            ESTIMATED
                  ASSET                     USEFUL LIFE     PRINCIPAL METHOD

       Computer equipment                      5 Years      Declining-balance
       Computer software                       3 Years      Declining-balance
       Furniture and fixtures                  7 Years      Declining-balance
       Leasehold improvements                 10 Years      Straight-line

INVENTORIES

Inventories, which are comprised of hardware for resale, are stated at cost, on an average cost basis, which does not exceed market value.

RETIREMENT PLAN

The Company has a retirement plan under Section 401(k) of the Internal Revenue Code ("the Plan"), which covers all eligible employees. The Plan provides for voluntary deduction of the employee's salary, subject to Internal Revenue Code limitations. The Company can make a matching contribution to the Plan which is at the discretion of the Company and is determined annually. There were no matching contributions for the three-month and six-month periods ended June 30, 2002 and 2001.

INCOME TAXES

The Company complies with SFAS 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," approximate their carrying amounts presented in the balance sheet at June 30, 2002.

REVENUE RECOGNITION

The Company recognizes revenue at the time the product is installed. Sales revenue and cost of sales reported in the statement of operations is reduced to reflect estimated returns.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of the outstanding options and convertible debt is antidilutive, they have been excluded from the Company's computation of loss per common share.

3. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2002 consists of the following:

     Computer equipment                                 $     149,516

     Computer software                                         18,001

     Furniture and fixtures                                    14,963

     Computer equipment recorded under capital lease           15,546

     Leasehold improvements                                     7,982
                                                        -----------------
                                                              206,008
     Less accumulated depreciation
      and amortization                                         54,812
                                                        -----------------

                                                        $     151,196
                                                        -----------------
                                                        -----------------

4. NOTE PAYABLE, STOCKHOLDER

Note payable, stockholder at June 30, 2002 (unaudited) consists of a promissory note that was entered into on May 15, 2002 with the Company that consolidated the outstanding balances of advances, expenses paid by the stockholder, accrued salary and accrued interest. The balance of the outstanding loan at June 30, 2002 is approximately $1,092,000. The loan principal is due in six equal quarterly installments, plus interest of 10% per annum, commencing in March 2003. At each payment date, if the Company does not meet certain benchmarks, then either the principal balance and accrued interest due for the quarter will be deferred and the repayment will be amortized during the remaining quarters or, depending upon the net income achieved, the principal and accrued interest due will be automatically converted into shares of common stock (Note 11). Interest expense on the note payable, stockholder for the three and six months ended June 30, 2002 were approximately $35,000 and $74,000, respectively.

5. NOTE PAYABLE

At June 30, 2002, the Company converted their outstanding line of credit into a note payable of $1,500,000. The loan bears interest at a rate of 4.750% per annum and is due in monthly installments of $41,667 plus interest to United Trust Bank through January 1, 2006. The note is collateralized by substantially all the assets of the Company and is guaranteed by the majority stockholder of the Company. The note payable, stockholder is subordinated to this note. The principal portion due for each of the next three years will be $500,000.

6. STOCK SUBSCRIPTION RECEIVABLE

The stock subscription receivable represents 600,000 shares of the Company's original common stock (restated to 1,312,500 as defined in the Agreement) due from three key employees and 1,502,750 shares of the Company's preferred stock due from a minority shareholder.

7. STOCK OPTION PLANS

The Company adopted a stock option plan ("Plan") providing for incentive stock options ("ISOs") and non-qualified stock options ("NQSOs"). The Company has reserved 500,000 shares of common stock for issuance upon the exercise of stock options granted under the Plan. In May 2002, the Board of Directors increased the shares reserved under the plan to 725,000. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company's common stock at the date of the grant. The exercise price of an ISO granted to an employee owning greater than 10% of the Company's common stock will not be less than 110% of the fair market value of the Company's common stock at the date of the grant. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the board of directors, except that they may not be exercisable after ten years from the date of grant.

The status of the Company's restated stock options per the Agreement are summarized below:

                                                    RESTATED        WEIGHTED
                                                   PER SHARE        AVERAGE
                                     PLAN          EXERCISE         EXERCISE
                                    OPTIONS         PRICE           PRICE
Outstanding at
  December 31, 2001                  675,938     $0.05 - $0.12       $0.12
  Granted 2002                       644,218     $0.12 - $0.69       $0.32
  Terminated 2002                   (131,250)       $0.05            $0.05
                                   -----------
Outstanding at
  June 30, 2002                    1,188,906     $0.05 - $0.69       $0.11
                                   -----------
                                   -----------

There were 8,332 shares exercisable at June 30, 2002.

The Company has adopted the  disclosure  requirements  of Statement of Financial
Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations with pro forma disclosure of what net income would have been had the Company adopted the new fair value method. If the Company adopted the new fair value method using the Black-Scholes option-pricing model, the Company's net loss would not have been materially impacted for the three-month and six-month periods ended June 30, 2002 and 2001. The Company accounts for its stock based compensation plans in accordance with the provisions of APB 25 and, accordingly, no compensation cost has been recognized because stock options granted under the plan were at exercise prices which were equal to or above the market value of the underlying stock at date of grant.

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 0%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.68% and 5.35% in 2002 and 2001, respectively.

8. INCOME TAXES

Until May 16, 2002, the date of the Agreement, the Company operated as an "S" corporation and, as a result, the earnings and losses were included in the personal income tax returns of the respective stockholders. From the date of the Agreement through June 30, 2002, the Company operated as a "C" corporation and had net operating losses ("NOL") of approximately $220,000 that will expire between 2009 and 2022. The deferred tax asset from the Company's NOL's approximated $88,000 for which a valuation allowance in an equal amount has been established.

9. COMMITMENTS AND CONTINGENCIES

SECURITIES PURCHASE AGREEMENT

The  Company,  along  with  Parent,  and  certain  stockholders  of the  Company
(together the "Parties"), entered into a Securities Purchase Agreement (the "Purchase Agreement") dated and executed on May 15, 2002, with Stanford Venture Capital Holdings, Inc. ("Stanford"). Pursuant to the Purchase Agreement, the parties agreed to issue to Stanford a total of 2,002,750 shares of the Company's Series A $1.50 Convertible Preferred Stock ("Series A Preferred Stock"), which is equal to 20% of the total issued and outstanding shares of the Company's common stock (excluding certain shares which may be issued upon the occurrence of certain events as disclosed in the Purchase Agreement), plus five-year warrants to purchase 2,002,750 shares of the Company's common stock at an exercise price of $1.50 or $2.25, for an aggregate purchase price of $3,000,000. Pursuant to the Purchase Agreement, the issuance of the Series A Preferred Stock and Warrants will take place on four separate closing dates beginning on May 16, 2002 and closing on July 19, 2002.

In connection with the Purchase Agreement, Parent and Stanford entered into a Registration Rights Agreement, dated May 16, 2002, in which the Company agreed to register the shares of the Company's Common Stock issuable upon conversion of the Series A Preferred Stock and upon conversion of the Warrants with the Securities and Exchange Commission within 180 days from the date of the last closing under the Purchase Agreement, which was July 19, 2002. In addition, certain stockholders of the Company entered into a Lock-Up Agreement in which the parties agreed not to sell, assign, transfer, pledge, mortgage, encumber or otherwise dispose of their shares of the Company's capital stock for a period of two years, with certain exceptions, as defined in the Lock-up Agreement.

LEASES

The Company rents facilities under leases in New Jersey, Virginia and California. The Company is obligated under these leases through April 2006. In addition to the base rent, one lease provides for the Company to pay a proportionate share of operating costs and other expenses.

Future aggregate minimum annual rent payments under these leases are approximately as follows:

        YEAR ENDING JUNE 30,
                2003                                         $    72,000
                2004                                             102,000
                2005                                             105,000
                2006                                             108,000
                                                              ------------

                                                             $   387,000
                                                              ------------
                                                              ------------

Rent expense was approximately $39,000 and $34,000 for the three-month periods ended June 30, 2002 and 2001 and approximately $80,000 and $71,000 for the six-month periods ended June 30, 2002 and 2001.

OBLIGATIONS UNDER CAPITAL LEASES

For the year ended June 30, 2002, the Company has computer equipment under capital leases expiring at various dates through 2005. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are depreciated over their estimated useful lives.

As of June 30, 2002, minimum future lease payments are as follows:



        YEAR ENDING JUNE 30,
                2003                                         $     6,160
                2004                                               6,160
                2005                                               5,133
                                                              ------------
        Total minimum lease payments                              17,453
        Less amounts representing interest                         2,771
                                                              ------------
        present value of net minimum lease payments               14,682
        Less current portion                                       5,182
                                                              ------------
        Long-term portion                                    $     9,500
                                                              ------------
                                                              ------------

EMPLOYMENT AND NON-COMPETITION AGREEMENTS

The Company is obligated under employment and non-competition agreements with three key employees through July 2005. The first agreement provides for base salary of $192,000 per annum. The second agreement provides for base salary of $150,000, beginning in August 2002 through July 31, 2003, and $175,000 in the next year. The third agreement provides for base salary of $112,000, beginning in August 2002 through July 31, 2003, and $122,000 in the next year. Thereafter, for each succeeding year during the term of these agreements, base salary shall be increased annually by a percentage equal to the percentage by which the Consumers Price Index has increased over the preceding year. The agreements further provide for a commission equal to one percent of net sales during each year of their term. The agreements also provide for the key employees not to engage in certain competitive activities for one year after termination of employment.

LICENSE AGREEMENT

On February 27, 2001, the Company entered into a software license agreement expiring June 30, 2003. Future aggregate payments under this agreement total $75,000. In addition, the agreement provides for an option to renew from July 1, 2003 to June 30, 2005. The Company will be required to pay $100,000 a year plus a percentage equal to the last published Consumer Price Index.

10. LIQUIDITY

The Company has incurred a loss from operations for the six months ended June 30, 2002 of approximately $1,039,000 and has a working capital deficit of approximately $101,000 and a stockholders' deficit of approximately $1,728,000 as of June 30, 2002. The majority stockholder of the Company has committed to fund additional long-term debt financing, on an as needed basis. Long-term liquidity is dependent on the Company's ability to obtain additional long-term financing and attain profitable operations.

11. STOCKHOLDERS' DEFICIT

On April 22, 2002 and May 16, 2002, the majority stockholder converted and exchanged an aggregate of $2,000,000 of borrowings that were outstanding under a line of credit agreement for an aggregate of 1,093,750 and 666,667 shares of the Company's common stock, at a per share value of $.91 and $1.50, respectively. The remaining amounts outstanding under the line of credit, plus accrued interest, accrued officer compensation and un-reimbursed expenses were converted into a promissory note (Note 4).

12. SUBSEQUENT EVENTS

On July 19, 2002 the Subsidiaries were sold to a minority stockholder for the consideration of all his outstanding common stock in the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

OVERVIEW OF OPERATIONAL HISTORY

     We were created on September 8, 2000, under the name TDT Development, Inc. On July 11, 2002 we changed our name from TDT Development, Inc. to Stronghold Technologies, Inc. We were originally created for the business purpose of importing and distributing specialized truffle based food products which included fresh truffles, truffle oils, truffle pates, truffle creams, and truffle butter (the "Truffle Business"). As a result of recent transactions, described below, our business has changed.

     We now market and sell an integrated wireless technology, called DealerAdvance(TM), through our wholly owned subsidiary, a New Jersey entity, Stronghold Technologies, Inc. Among many features, DealerAdvance(TM) allows automobile dealers to capture a prospect's purchasing requirements and profile, search inventory at multiple locations, locate an appropriate vehicle in stock and print out the necessary forms, and communicate follow-up tasks to the sales people through a Customer Relationship Management application. DealerAdvance(TM) is a handheld device, which allows sales professionals to increase sales, improve customer follow-up, and reduce administrative costs.

     Stronghold Technologies, Inc. ("Stronghold") became our wholly owned subsidiary on May 16, 2002 pursuant to a merger of its predecessor, Stronghold Technologies, Inc., a New Jersey corporation (the "Predecessor Entity"), with and into our wholly-owned subsidiary, TDT Stronghold Acquisition Corp. ("Acquisition Sub"). Acquisition Sub was created on May 9, 2002 for the purpose of merging with Predecessor Entity. After the closing of the merger, Acquisition Sub, the survivor of the merger, changed its name to Stronghold Technologies, Inc. and remains our wholly owned subsidiary. Stronghold continues to conduct the Predecessor Entity's handheld wireless technology business.

     On July 19, 2002 we exchanged all of the shares that we held in two wholly owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc., for 75,000 shares of our common stock held by Mr. Pietro Bortolatti, our former president. These subsidiaries conducted the Truffle Business and, as a result of the exchange with Mr. Bortolatti, we are no longer involved in the Truffle Business. The sale of these subsidiaries was part of our effort to focus on the handheld technology business. Due to the disposition of the Truffle Business, the results of operations set forth above and discussed below describe the operations of the handheld technology business of Stronghold only, except for Operating Expenses.

SUMMARY OF DISCONTINUED TRUFFLE BUSINESS OPERATIONS

     From our  inception  through  July 19,  2002,  we  imported,  marketed  and distributed specialized truffle based food products, which included fresh truffles, truffle oils, truffle pates, truffle creams and truffle butter, through our former wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc. Our target market included retailers such as restaurants, specialty food stores, delicatessens and supermarkets. We imported products directly from Italian producers and marketed our products in the specialty food industry. We marketed our products primarily in Florida, South Carolina, North Carolina and California, and also earned commissions from Italy on sales made in Belgium, Holland and Germany. The Truffle Business made no contribution to our operating profit, and sales revenue therefrom did not constitute a material amount of our sales for the quarter. As a result of the sale of Terre di Toscana, Inc. and Terres Toscanes, Inc., we no longer own any portion of the Truffle Business.

OVERVIEW OF HANDHELD TECHNOLOGY BUSINESS

     On May 16, 2002, we entered the handheld wireless technology business via our acquisition by merger of the Predecessor Entity.

     The Predecessor Entity was founded on August 1, 2000 by Christopher J. Carey, our current Chief Executive Officer and President, and three other executive officers of Stronghold: Lenard J. Berger, Chief Technology Officer; James J. Cummiskey, Vice President, Sales & Marketing; and Salvatore F. D'Ambra, Vice President, Product Development. This founding group has substantial expertise in systems design, software development, wireless technologies and automotive dealer software applications. The Predecessor Entity was founded to develop proprietary handheld wireless technology for the automotive dealer software market. Since the merger of the Predecessor Entity into our subsidiary Stronghold, Stronghold continues to conduct the Predecessor Entity's handheld wireless technology business.

     Stronghold's DealerAdvance(TM) suite of software systems has been designed to maximize revenues and reduce operating expenses. Stronghold has completed development of the DealerAdvance Sales Solution(TM), designed to increase sales by effectively capturing a greater percentage of unsold customer prospects and maximizing their "be-back" (return) and closure rates. Currently there are no other front-end or Customer Relationship Management ("CRM") systems that perform comparably to DealerAdvance Sales Solution(TM). Future products will include the DealerAdvance Service Solution, and the DealerAdvance Inventory Management Solutions, which are products also designed to increase revenues and maximize profitability by effectively managing dealer service operations, their customers and vehicle inventory. These products are not unlike the handheld and wireless systems used in the auto rental industry. We are now accustomed to returning our car where the attendant scans the car, brings up the rental terms, completes the sale and prints out a receipt, all without having to step over to a counter.

DESCRIPTION OF PRODUCTS

     The DealerAdvance Sales Solution(TM) provides the following advantages:

       o Ease of use associated with handheld mobile communications;

       o The handheld unit is both an input and display device;

       o The  handheld  unit  is  programmed  to  access   competitive   and
         proprietary industry information from a variety of sources;

       o The system provides the capability for immediate management involvement in the selling process;

        o Provides for effective monitoring of sales performance and follow-up by sales personnel; and

        o Enables integration with existing automotive dealer accounting and business systems.


     The DealerAdvance Sales Solution(TM) is a comprehensive CRM system, providing customer history and contact information, as well as a personal calendar and instructions on follow-up tasks directly to the handheld, creating a highly effective communications tool for business development.

     The DealerAdvance Sales Solution(TM) offers the following unique features:

        o  Enables a high capture rate on walk-in traffic;

        o  Streamlines all sales and other follow-on processes;

        o Provides current and comprehensive information and data for new and used car inventory (on a real-time basis), all competing products, and customer history with dealership;

        o Provides performance data and analysis on each member of a sales team; and

        o Provides management with valuable and relevant transaction data on a real-time basis.


     The DealerAdvance Sales Solution(TM) offers the following features:

        o  Customer profiling;

        o  Drivers license scanning;

        o  Electronic signature capture;

        o  Dealer vehicle information and competitive product comparisons;

        o  Vehicle inventory status;

        o  Financial calculator;

        o  Integrated purchase forms completion and printing;

        o  Used car appraisal;

        o  Management reports;

        o  Customer Relationship Management (CRM) system functions;

        o  DMS integration capability; and

        o  E-mail and Internet access.

     Stronghold's first pilot system for DealerAdvance Sales Solution(TM) was installed in April 2001 at a Honda dealership in Clifton, New Jersey. In May 2001, Stronghold installed a second pilot system at a Jeep GMC dealership in Concord, California and a third followed in June 2001 at a Honda dealership, in Roseville, California. Stronghold installed a fourth pilot system at another Honda location in Passaic, New Jersey in July 2001. A fifth pilot at BMW in Greenwich, Connecticut followed in August 2001. In September 2001, Stronghold completed its pilot phase with a sixth installation at a Nissan dealership in Roseville, California and introduced Version 2.0 of DealerAdvance Sales Solution(TM) at all of its sites by the end of September 2001.

     Stronghold installed another 7 dealership sites in the first quarter ending March 31, 2002, including sites in Georgia, Arizona, California, New York and New Jersey. In the second quarter ending June 30, 2002, it installed another 13 sites including dealerships in California, Arizona, Virginia and North Carolina.

     Stronghold's marketing strategy is to utilize its growing direct sales force to market the DealerAdvance Sales Solution(TM) on a national basis. Stronghold has established a strong presence in the Northeast, the Southeast and on the West Coast, and is adding additional business development and operations offices pursuant to an organized growth plan. Stronghold began this quarter with Business Development Managers in New Jersey, Atlanta, San Francisco, Los Angeles and Phoenix, and in the 2nd quarter we added Miami, Chicago and Washington, DC. Stronghold expects to add Business Development Managers in Cleveland and Dallas in the 3rd quarter.

NEW PRODUCT DEVELOPMENTS

     The Stronghold development staff has begun development efforts on our next application, DealerAdvance Service Solution(TM). Stronghold is developing a handheld wireless system for dealership Service Advisors to allow them to leave their desks and meet and greet clients in their cars in the service lanes, and process their service order. The product is expected to be introduced at the February 2003 National Automobile Dealers Association Conference. Initial Beta installations are expected to begin in March 2003.

     The DealerAdvance Service Solution(TM) will provide for improved customer service and reduced time to vehicle check in and will allow the dealer representatives to scan a particular vehicle identification number from the windshield or door. DealerAdvance Service Solution(TM) will also provide for instant mobile access to client and vehicle history and will allow the dealer representatives to access warrantee and service period advice instantly. This product will also provide an up selling application to increase revenue per repair order and will include an application to allow service marketing through the DealerAdvance(TM) CRM application.


     The development plan includes the addition of a third product called DealerAdvance Inventory Management Solution(TM). The intention is to provide a handheld wireless system for the management of new and used cars. The system would provide a handheld device for the scanning of incoming and outgoing vehicles, which would immediately adjust inventory on hand for sale. In addition, the system would provide for the printing of used car stickers, the capture of Vehicle Identification Number for used car appraisal and estimates, and the loading of vehicle specifics to the dealer web site. This product is expected to be introduced in early 2004. Development efforts are in the initial feasibility stages of operational analysis and client ROI calculations.

     While Stronghold has been successful in meeting planned goals in the development and introduction of DealerAdvance Sales Solution(TM), there can be no assurance that its research and development efforts will be successful with respect to additional products, or if successful, that Stronghold will be able to successfully commercially exploit such additional products.

COMPETITION RELATED TO HANDHELD TECHNOLOGY BUSINESS

     The DealerAdvance Sales Solution(TM) is a wireless dealership sales productivity system that improves sales performance, reduces costs and creates operational efficiency. Currently, Stronghold does not believe that it has any direct competition in this specific sector. However, Stronghold expects emerging competitive players in the wireless handheld solutions market in the future. Stronghold does compete with the traditional CRM providers and the emerging new CRM providers in the retail automotive dealer software market. The leading CRM solutions that Stronghold competes against are:

    o Automotive Directions, a division of ADP Dealer Services, and a provider of PC-based customer relationship management systems as well as marketing research and consulting services;

    o Higher Gear, a provider of client server based front-end sales and customer relationship management software which serves the retail automotive industry exclusively;

    o Autobase, a provider of PC based front-end software which serves the retail automotive industry exclusively;

    o Cowboy Corporation, a provider of ASP sales prospect management systems and customer relationship management systems which services the retail automotive industry exclusively; and

    o Autotown, a provider of PC and web-based front-end sales systems, which services the retail automotive industry exclusively.

     Stronghold believes that its proprietary technology is unique and, therefore, places it at a competitive advantage in the industry. However, there can be no assurance that Stronghold's competitors will not develop a similar product with properties superior to its own or at greater cost-effectiveness.

INDUSTRY TRENDS

     The  automotive  industry  has  identified  sales  productivity  tools  and customer relationship management systems to be of high priority. Many consolidators and independent dealership owners have begun to explore and pilot some of these solutions to determine the most effective means for managing and exploiting prospects and customers to increase car sales. To date, only a small number of the 22,600-dealership sites have implemented these systems. There remains substantial uncertainty as to the type of systems that will be implemented as well as the pace at which implementation will take place.

     Since big-ticket consumer purchases are sensitive to broad economic trends, our operations may be affected by general economic conditions. Our business could suffer if Stronghold's customers - automobile dealerships - are affected by the continuing poor economic conditions. For example, if dealer sales are trending downward, capital expenditures like those associated with Stronghold's DealerAdvance(TM) suite of products may be delayed or abandoned.

     Finally, seasonality may have some impact on our operations. Consumers tend to purchase automobiles during the summer months. This factor may have an impact on our third quarter results as automobile dealerships may determine to try Stronghold's DealerAdvance(TM) suite of products during such months. The resulting impact is that our revenues may have a corresponding decrease during the winter months. Due to our limited operating history and the developmental stage of Stronghold's products, it is difficult to determine precisely what effect seasonality will have on our operations.

MARKETING AND SALES

     Stronghold has defined a Target Market of approximately 10,000 dealerships that meet the base criteria for potential use of its system. In addition, Stronghold has qualified a primary target market where the potential sale and use of the system is the greatest. It includes dealerships that sell a minimum of 75 new and used cars each month and do not have a CRM system currently installed.

     Stronghold distributes its DealerAdvance Sales Solution(TM) through direct sales, which Stronghold believes is most effective when introducing an innovative new solution to the marketplace. Stronghold is currently forming its Sales and Marketing team, which will be aligned along geographic territory units.

     During  Stronghold's  initial  expansion,  Stronghold  has hired senior and experienced Business Development Mangers to provide initial regional market penetration. As Regional Managers are hired or promoted after the initial expansion, Stronghold will shift to less senior, but equally aggressive and professional, sales executives for continued expansion. Project Managers will be responsible for providing installation, training and ongoing support services to Stronghold's new and existing customers. Project Managers will report to the Business Development Managers. In 2003, Stronghold anticipates hiring both a Marketing Manager and a Director of Customer Service. The Marketing Manager will work closely with the CEO and the Vice President of Sales and Marketing to execute Stronghold's marketing strategy and to enhance market awareness of the DealerAdvance Sales Solution(TM). The Director of Customer Services will have responsibility for customer satisfaction and support and will be responsible for managing all internal project management training programs, customer satisfaction measurements, additional consulting services, and fee-based customer training programs.

OUR INTELLECTUAL PROPERTY

     We have trademark and patent applications pending in connection with our technology business. We have filed trademarks for "DealerAdvance," "DealerAdvance Sales Solution," "Dealer Advance Service Solution" and "DealerAdvance Inventory Management Solution." Our patent application protects a number of developments pertaining to the management of information flow for automotive dealer-based software. An additional application is currently being planned which will address certain proprietary features pertaining to systems components, related equipment and software modules.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

     As of June 30, 2002, our cash balance was $312. As of June 30, 2002, we had a net operating loss of approximately $220,000 to offset future taxable income. There can be no assurance, however, that we will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years. Our accounts receivable at June 30, 2002 were $1,610,484, as compared to $282,360 for the fiscal year ended December 31, 2001. The increase in accounts receivables represents amounts owed to Stronghold from twenty new dealership sites, which installed Stronghold's DealerAdvance(TM) products during the first and second quarters of 2002.

     FINANCING NEEDS

     To date, we have not generated revenues in excess of operating expenses. We have not been profitable since our inception, we will incur additional operating losses in the future, and we may require additional financing to continue the development and subsequent commercialization of our technology.

     We expect our capital requirements to increase significantly over the next several years as we continue to develop and test the DealerAdvance(TM) suite of products and as we increase marketing and administration infrastructure and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives, the cost of hiring and training additional sales and marketing personnel to promote our products and the cost and timing of the expansion of our marketing efforts.

     FINANCINGS

     On May 15, 2002, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc. ("Stanford"), in which we agreed to issue to Stanford (i) such number of shares of the Company's Series A $1.50 Convertible Preferred Stock that would in the aggregate equal 20% of the total issued and outstanding shares of our common stock, and (ii) such number of warrants for shares of our common stock that would equal the number of shares of Series A Preferred Stock issued to Stanford. The total aggregate purchase price for the Series A Preferred Stock and warrants paid by Stanford was $3,000,000. The issuance of the Series A Preferred Stock and warrants took place on each of four separate closing dates (May 16, 2002 and July 3, 11, and 19, 2002), in which the Company issued an aggregate of 2,002,750 shares of our Series A $1.50 Convertible Preferred Stock to Stanford and warrants for 2,002,750 shares of our common stock.

     On July 31, 2000, the Predecessor Entity entered into a line of credit loan arrangement with our President, Christopher Carey, who is also president of Stronghold. According to such arrangement, Mr. Carey made available $1,989,500, which the Predecessor Entity could borrow from time to time until August 1, 2001. The outstanding amounts accrued interest at the rate of interest per annum equal to the floating Base Rate, computed daily, for the actual number of days elapsed as if each full calendar year consisted of 360 days. Under the agreement, the first interest payment was due on August 1, 2001. On such date, the line of credit was extended for one more year, until August 1, 2002. On April 22, 2002, the Predecessor Entity issued 500,000 shares of its common stock (which converted into 1,093,750 shares of our common stock when we acquired the Predecessor Entity on May 16, 2002) in exchange for cancellation of $1 million of outstanding debt under such line of credit. On May 16, 2002, the total amount outstanding under the line of credit was $2.2 million. On such date, we issued 666,667 shares of our common stock to Mr. Carey in exchange for cancellation of $1 million of the then outstanding amount. Stronghold will pay Mr. Carey the remaining $1.2 million according to the terms of a Non-Negotiable Promissory Note, which was issued on May 16, 2002.

     Under the promissory note, the principal amount and accrued interest is due and payable in six equal consecutive quarterly installments commencing on the date which is two business days after we have filed our Annual report on Form 10-K for the year ended December 31, 2002. Each subsequent quarterly installment will be paid two days after we file each subsequent Form 10-Q. Interest accrues under the promissory note at an annual rate of 10%. If Stronghold's net income does not meet certain benchmarks, then either the principal balance and accrued interest due for the quarter will be deferred and the repayment will be amortized during the remaining quarters or, depending upon the net income amount achieved, the principal balance and accrued interest due will be automatically converted into shares of our common stock, at a conversion price equal to the average closing price of our common stock for the twenty (20) trading days immediately preceding the date of conversion. The promissory note is expressly subordinated in right of payment to the prior payment in full of all of Stronghold's senior indebtedness. Subject to the payment in full of all senior indebtedness, Mr. Carey is subrogated to the rights of the holders of such senior indebtedness to receive payments or distribution of assets.

     On November 1, 2001, the Predecessor Entity entered into a loan arrangement with United Trust Bank pursuant to which the Predecessor Entity borrowed $1.5 million. The loan arrangement was due to expire by its terms, and all outstanding amounts were due to be paid, on June 30, 2002. On such date, Stronghold (as successor to the Predecessor Entity) entered into a loan arrangement and promissory note with United Trust Bank, pursuant to which Stronghold will pay back all amounts outstanding under the loan in 36 monthly installments, which will begin on February 2003 and will terminate on January 1, 2006. Interest accrues on the loan at the Prime Rate, which is the highest New York City Prime Rate as is published in The Wall Street Journal. The initial Prime Rate that applies to the promissory note is 4.750%. The annual interest rate is computed on a 365/360 basis.

     We believe we have sufficient cash on hand to support our operating plan for at least the next six months. To enable us to fund our research and development and commercialization efforts, during the next several months we anticipate entering into private placement transactions with individual investors.

RESULTS OF OPERATIONS

     Operations through May 16, 2002 were comprised solely of our Truffle Business, which was conducted through our wholly owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc. Operations from May 16, 2002 through June 30, 2002 were comprised of our Truffle Business (which was discontinued on July 19, 2002, as described above) and our handheld wireless technology business. Results of operations for the three months and six months ended June 30, 2002 reflect the treatment of the Truffle Business as discontinued operations and, therefore, figures from those periods reflect operations of our handheld wireless technology business only, other than Other Expenses. As a result, we believe that period-to-period comparisons of our results of operations will not be meaningful and should not be relied upon as indicators of future performance.

     We entered the handheld wireless technology business through the acquisition of the Predecessor Entity, which had only twenty-two months of operating history. We must, therefore, be considered to be subject to all of the risks inherent in the establishment of a new business enterprise. Our limited operating history makes it difficult to evaluate our financial performance and prospects. We cannot make assurances at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

Three Months Ended June 30, 2002 and Three Months Ended June 30, 2001
---------------------------------------------------------------------

     For the three months ending June 30, 2002, we had total revenue of $1,054,928. For the three months ending June 30, 2001, we had revenues of $315,719, representing an increase of 234%. This increase is due to the progress of Stronghold's business from beta-test phase to sales and marketing phase and the related installation of Stronghold's DealerAdvance(TM) products in 13 new dealerships from April 1, 2002 through June 30, 2002, versus the installation of 3 dealerships in the comparable period in 2001.

     Revenue is comprised of one-time charges to the dealerships for hardware (including server, wireless infrastructure, desktop PC, printer, interior/exterior access points/antennas and handheld devices), software licensing fees and installation/training services. The average installation is
$85,000. The most significant variable in pricing is the number of handheld devices. Other sources of revenue include monthly support and maintenance contracts (required with purchase of DealerAdvance(TM)) and fee-based business development consulting and sales training services. Depending upon the dealership arrangement, the support and maintenance contracts are either billed monthly and recorded as revenue monthly, or are recorded up front to unearned maintenance fees at the present value of the 36-month revenue stream and amortized monthly to revenue.

     Total operating expenses in each of the three-month periods ended June 30, 2002 and June 30, 2001 were comprised of general and administrative expenses, research and development expenses and consulting and professional costs, professional salaries and benefits, recruiting fees, office rent and investor relations expenses. Operating expenses for the three month periods ended June 30, 2002 and June 30, 2001 were $1,061,832 and $621,650, respectively, an increase of $440,182, or 71%. The increase in operating expenses is attributable to the general increase in overhead which accompanies the expansion of a business, and specifically includes an increase in product development, the build-out of a support network for Stronghold's dealership sites and salaries for sales personnel and project managers who oversee the dealerships where Stronghold's DealerAdvance(TM) products are installed.

     Gross profit contribution, after direct costs of goods sold, totaled $674,019 for the three months ending June 30, 2002, and was 64% of revenue. This is compared to $184,783 in the same three-month period in 2001, which was 59% of revenue. The increase in our gross profit is due to Stronghold's tighter control and monitoring of the costs associated with the installation of its DealerAdvance(TM) products.

     Stronghold's business operations and financial results for the prior quarter were representative of a start-up company in a beta-testing phase and, therefore, not in a position to generate significant revenue. As Stronghold moved out of its beta testing phase and into a marketing and sales position, revenues increased as the number of dealerships installing Stronghold's DealerAdvance(TM) suite of products increased. By monitoring costs and through increased efficiencies, Stronghold has been able to realize an increase in gross margins. We can offer no assurance, however, that revenues in future quarters will increase at the rate that revenues grew during the quarter ended June 30, 2002 or that gross margins will continue to increase. Notwithstanding the revenue and gross profit growth, Stronghold has yet to generate an operating profit in any accounting period.

Six Months Ended June 30, 2002 and Six Months Ended June 30, 2001
-----------------------------------------------------------------

     For the six months ended June 30, 2002, we had total revenue of $1,748,566. Revenue for the six-month period ended June 30, 2001 was $315,719, representing an increase of 454%. This increase is due to the progress of Stronghold's business from beta-test phase to sales and marketing phase and the related installation of Stronghold's DealerAdvance(TM) products in 20 new dealerships from January 1, 2002 through June 30, 2002, compared with 3 dealerships implemented in the comparable six-month period in 2001.

     Total operating expenses in each of the six month periods ended June 30, 2002 and June 30, 2001 were comprised of general and administrative expenses, research and development expenses and consulting and professional costs, professional salaries and benefits, recruiting fees, office rent and investor relations expenses. Operating expenses for the six-month periods ended June 30, 2002 and June 30, 2001 were $2,087,777 and $1,096,440, respectively, an increase of $991,337, or 90%. The increase in operating expenses is attributable to the general increase in overhead which accompanies the expansion of a business, and specifically includes an increase in product development, the build-out of a support network for Stronghold's dealership sites and salaries for sales personnel and project managers who oversee the dealerships where Stronghold's DealerAdvance(TM) products are installed.

     Gross profit contribution, after direct costs of goods sold, totaled $1,158,531 for the six months ending June 30, 2002, and was 66% of revenue. This is compared to $184,783 in the same six-month period in 2001, which was 59% of revenue. The increase in our gross profit is due to Stronghold's tighter control and monitoring of the costs associated with the installation of its DealerAdvance(TM) products.

     Stronghold's  business  operations and financial  results for prior periods were representative of a start-up company in a beta-testing phase and, therefore, not in a position to generate significant revenue. As Stronghold moved out of its beta-testing phase and into a marketing and sales position, revenues increased as the number of dealerships installing Stronghold's DealerAdvance(TM) suite of products increased. By monitoring costs and through increased efficiencies, Stronghold has been able to realize an increase in gross margins. We can make no assurance, however, that revenues in future accounting periods will increase at the rate that revenues grew during the six months ended June 30, 2002 or that gross margins will continue to increase. Notwithstanding the revenue and gross profit growth, Stronghold has yet to generate a profit in any accounting period.

Period From Inception in September 2000 through June 30, 2002
-------------------------------------------------------------

     We have incurred losses each year since our inception and we have an accumulated deficit of $4,013,797 at June 30, 2002. We expect to continue to incur losses from expenditures on research, product development, marketing and administrative activities.

     We do not expect to generate revenues in excess of operating expenses in the near future, during which time we will engage in significant research and development, and marketing and sales efforts. While Stronghold has entered into relationships with 26 automobile dealerships to use the DealerAdvance Sales Solution(TM) products, there can be no assurance that Stronghold will be successful in attracting other dealerships willing to use newly developed technology. Furthermore, no assurance can be given that our research and development efforts will result in any commercially viable products, or that our marketing and sales efforts will result in increased product exposure that would create sufficient revenues to support the business. Successful future operations will depend on our ability to transform our newly integrated and developed technology into commercially viable products.

FACTORS AFFECTING FUTURE OPERATING RESULTS

WE HAVE A HISTORY OF INCURRING NET LOSSES, WE EXPECT OUR NET LOSSES TO CONTINUE AS A RESULT OF PLANNED INCREASES IN OPERATING EXPENSES AND WE MAY NEVER ACHIEVE PROFITABILITY

     We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. From inception to the quarter ending June 30, 2002, we incurred net losses totaling $4,013,797 and we had a net loss of $2,420,088 for the fiscal year ended December 31, 2001. We expect to continue to incur net losses and negative cash flows throughout 2002 because we intend to increase operating expenses to develop the Stronghold brand through marketing, promotion and enhancement and to expand our services. As a result of this expected increase in operating expenses, we will need to generate significant additional revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this Quarterly Report on Form 10-QSB, as well as numerous other factors outside of our control, including:

    o Development of competing products that are more effective or less costly than ours;

    o Our ability to develop and commercialize our own products and technologies; and

    o Our ability to achieve increased sales for our existing products and sales for any new products.

     It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will be unable to continue our operations.

WE HAVE A LIMITED OPERATING HISTORY

     We were formed in September 2000 to import and market truffle oil products. Our focus has recently shifted to development and marketing of handheld wireless technology for the automotive dealer software market. We entered this business through the acquisition of an entity with only 23 months of operating history. We must, therefore, be considered to be subject to all of the risks inherent in the establishment of a new business enterprise. Our limited operating history makes it difficult to evaluate our financial performance and prospects. We cannot assure you at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.
Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

IF WE FAIL TO GAIN MARKET ACCEPTANCE OF OUR PRODUCTS, OUR BUSINESS AND RESULTS OF OPERATIONS WOULD BE HARMED

     We are still in the verification and validation stages of our DealerAdvance(TM) suite of products. Our first pilot system for DealerAdvance Sales Solution(TM) was installed in April 2001 and our sixth and final pilot system was installed in September 2001. We implemented a total of 20 additional sites in the first 6 months of 2002. We expect to introduce our DealerAdvance Service Solution(TM) and DealerAdvance Inventory Management Solution(TM) over the next two years. These solutions are still in the development stages and are not yet at the point where they are ready to be installed in test sites. While we have received positive feedback and market acceptance of DealerAdvance Sales Solution(TM) by the test sites, twenty-six systems is a small number and results in such sites may not be indicative of the overall market acceptance and success of DealerAdvance Sales Solutions(TM) or our entire DealerAdvance suite of products. We may experience design, marketing, and other difficulties that could delay or prevent our development, introduction, or marketing of these and other new products and enhancements. In addition, the costs of developing and marketing our products may far outweigh the revenue stream from our products. Finally, our prospects for success will depend on our ability to successfully sell our products to key automobile dealerships and distributors who may be inhibited from doing business with us because of their commitment to their own technologies and products or because of our relatively small size and lack of sales and production history.

     The economy may also have an impact on the market acceptance of our products. Big-ticket consumer purchases are sensitive to broad economic trends. Therefore, our business could suffer if our customers - automobile dealerships - are affected by the continuing poor economic conditions. For example, if dealer sales are trending downward, capital expenditures like those associated without our DealerAdvance(TM) suite of products may be delayed or abandoned.

IF WE FAIL TO PROPERLY MANAGE OUR GROWTH, OUR BUSINESS AND RESULTS OF OPERATIONS WOULD BE HARMED

     We have begun expanding our operations in anticipation of an aggressive rollout of our DealerAdvance(TM) product suite. In the past six months our sales and marketing team has increased from 7 to 20 employees. We have strategically hired additional sales representative in 6 more states in the past six months, expanding into Arizona, Virginia, Southern California, Florida, Illinois, and Georgia. Additionally, we must continue to develop and expand our systems and operations as the number of automobile dealerships installing our products and requiring our ongoing services increases. The pace of our anticipated expansion, together with the level of expertise and technological sophistication required to provide implementation and support services, demands an unusual amount of focus  on the  operational  needs  of  our  future  customers  for  quality  and reliability, as well as timely delivery and post-installation and post-consultation field and remote support. This development and expansion has placed, and we expect it to continue to place, strain on our managerial, operational and financial resources.

    o We may be unable to develop and expand our systems and operations for one or more of the following reasons:

    o We may not be able to locate or hire at reasonable compensation rates qualified and experienced sales staff and other employees necessary to expand our capacity on a timely basis;

    o We may not be able to obtain the hardware necessary to expand the automobile dealership capacity of our products on a timely basis;

    o We may not be able to expand our customer service, billing and other related support systems;

    o We may not be able to integrate new management and employees into our overall operations;

    o We may not be able to establish improved financial and accounting systems;

    o We may not be able to successfully integrate our internal operations with the operations of our product manufacturers, distributors and suppliers to product and market commercially viable products.


     If we cannot manage our growth effectively, our business and operating results will suffer. Additionally, any failure on our part to develop and maintain our wireless technology products if we experience rapid growth could significantly adversely affect our reputation and brand name which could reduce demand for our services and adversely affect our business, financial condition and operating results.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE DO NOT CONTINUE DEVELOPING OUR MARKET STRATEGY

     Our marketing efforts have expanded as the range of services, which we offer, has increased. However, the nature of our handheld product and technology requires us to market almost exclusively to automobile dealerships. Should any particular dealership or conglomerate of dealerships favor other providers of similar services or not utilize our services to the extent anticipated, our business may be adversely affected. Our inability to recruit, manage or retain additional experienced salespersons or to provide timely and cost-effective customer support and service, could materially adversely affect our business, operating results and financial condition.


IF WE ARE UNABLE TO OBTAIN SUFFICIENT FUNDS, AND INCUR A CASH FLOW DEFICIT, OUR BUSINESS COULD SUFFER

     Although we believe that the funds raised through our recent private placement offering of Series A Preferred Stock and warrants for common stock to Stanford Venture Capital Holdings, Inc. will be sufficient for our needs for the immediate future, we anticipate that we will be required to raise additional capital by the end of 2002 and over the next several years in order to operate according to our business plan. If additional funds are needed, we may have difficulty obtaining them, and we may have to accept terms that would adversely affect our shareholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Also, lending institutions or private investors may impose restrictions on future decisions by us to make capital expenditures, acquisitions or asset sales.

     We may not be able to locate additional funding sources at all or on acceptable terms. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products to customers, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

     Since inception, we have financed all of our operations through private equity financings. Our future capital requirements depend on numerous factors, including:

    o     The scope of our research and development;

    o Our ability to attract business partners willing to share in our development costs;

    o     Our ability to successfully commercialize our technology;

    o     Competing technological and market developments;

    o     Our  ability  to  enter  into   collaborative   arrangements  for  the
          development,   regulatory  approval  and  commercialization  of  other
          products; and

    o The cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights.


RISKS CONCERNING OUR HANDHELD TECHNOLOGY BUSINESS

     We are dependent upon certain providers of operating software, including Microsoft and their Pocket PC software, to provide the backdrop for our applications work. If there are significant changes to this software, or if this software stops being available or supported, we will experience a disruption to our product and to our development effort.

AN INTERRUPTION IN THE SUPPLY OF PRODUCTS AND SERVICES THAT WE OBTAIN FROM THIRD PARTIES COULD CAUSE A DECLINE IN SALES OF OUR PRODUCTS AND SERVICES

     In designing, developing and supporting our wireless data services, we rely on mobile device manufacturers, content providers, database providers and software providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our products and services, unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost- effective basis and respond to emerging industry standards and other technological changes.

COMPETITION IN THE WIRELESS TECHNOLOGY INDUSTRY IS INTENSE AND TECHNOLOGY IS CHANGING RAPIDLY

     Many wireless technology and software companies are engaged in research and development activities relating to our range of products. The market for handheld wireless technology is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products. Our competitors in the field are companies that include major international car dealership service companies, specialized technology companies, and, potentially, our joint venture and strategic alliance partners. Such companies include: Automotive Directions, Higher Gear, Autobase, Cowboy Corporation and Autotown, among others. Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, sales, service, manufacturing and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

WE MAY NOT HAVE ADEQUATELY PROTECTED OUR INTELLECTUAL PROPERTY RIGHTS

     Our success depends on our ability to sell products and services for which we may not have intellectual property rights. We currently do not have patents on any of our intellectual property. We have filed for a patent, which protects a number of developments pertaining to the management of information flow for automotive dealer-based software. An additional application is currently being planned which will address certain proprietary features pertaining to our systems components, related equipment and software modules. We cannot assure you we will be successful in protecting our intellectual property through patent law. In addition, although we have applied for U.S. federal trademark protection, we do not have any U.S. federal trademark registrations for the marks "DealerAdvance", "DealerAdvance Sales Solution", "DealerAdvance Service Solution", "DealerAdvance Inventory Management Solution", or certain of our other marks and we may not be able to obtain such registrations due to conflicting marks or otherwise. We rely primarily on trade secret laws, patent law, copyright law, and unfair competition law and confidentiality agreements to protect our intellectual property. To the extent that intellectual property law does not adequately protect our technology, other companies could develop and market similar products or services, which could adversely affect our business.

WE MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS AND WE MAY INCUR DEFENSE COSTS AND POSSIBLY ROYALTY OBLIGATIONS OR LOSE THE RIGHT TO USE TECHNOLOGY IMPORTANT TO OUR BUSINESS

     The wireless technology and software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of participants in our market increases, the possibility of an intellectual property claim against us could increase. Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from administering our business. A third party asserting infringement claims against us or our customers with respect to our current or future products may adversely affect us by, for example, causing us to enter into costly royalty arrangements or forcing us to incur settlement or litigation costs.

WE DEPEND ON ATTRACTING AND RETAINING KEY PERSONNEL

     We are highly dependent on the principal members of our management, research and sales staff. The loss of their services might significantly delay or prevent the achievement of development or strategic objectives. Our success depends on our ability to retain key employees and to attract additional qualified employees. Competition for personnel is intense, and we cannot assure you that we will be able to retain existing personnel or attract and retain additional highly qualified employees in the future.

     Our subsidiary, Stronghold, has an employment agreement in place with its President and Chief Executive Officer, Christopher J. Carey, which provides for vesting of stock options for the purchase of shares of our common stock based on continued employment and on the achievement of performance objectives defined by the board of directors. Stronghold does not have similar retention provisions in employment agreements with its other key personnel. If we are unable to hire and retain personnel in key positions, our business could be significantly and adversely affected unless qualified replacements can be found.

     Our success is dependent on the vision, technological knowledge, business relationships and abilities of our current president, Mr. Carey. Any reduction of Mr. Carey's role in the handheld technology business would have a material adverse effect on us. Mr. Carey's employment contract expires on December 31, 2004.

PART II. OTHER INFORMATION.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

MODIFICATION OF THE RIGHTS OF COMMON STOCK HOLDERS

     On May 15, 2002, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc. ("Stanford"), pursuant to which we issued an aggregate of 2,002,750 shares of our Series A $1.50 Convertible Preferred Stock to Stanford and warrants for 2,002,750 shares of our common stock on four separate closing dates: May 16, 2002 and July 3, 11 and 19, 2002.

     On May 16, 2002, we filed a Certificate of Designations with the Secretary of State of the State of Nevada to create 2,017,200 shares of our Series A $1.50 Convertible Preferred Stock. Holders of our Series A shares may convert such shares into shares of our common stock at the then-existing conversion rate. The conversion rate is determined by dividing the stated value of the Series A shares, $1.50, by a conversion price. The conversion price, which is currently $1.50, may be adjusted in case of certain events. The holders of our Series A shares have certain rights that are superior to the holders of our common stock, as set forth below.

     In the event of our liquidation, dissolution or winding up, the holders of our Series A shares are entitled to receive, prior and before any distribution of assets are made to the holders of our common stock, an amount equal to the stated value, $1.50, per share of our Series A shares. After all Series A holders receive their full payment, and all holders of any other preferred stock are paid, if any, then the holders of our Series A shares may share with the holders of our common stock for distribution of the assets in proportion to the number of shares which the holders of Series A shares have the right to acquire upon conversion of the Series A shares. If upon liquidation, dissolution or winding up, our net assets are insufficient to pay the holders of our Series A shares in full, then our assets will be distributed ratably in proportion to the full amounts to which the Series A holders would otherwise be entitled to receive among the holders of Series A. A sale of our assets and certain mergers or acquisitions of us into another corporation will be treated as a liquidation, dissolution or winding up and will entitle the holders of the Series A shares to receive at the closing in cash, securities or other property, the amounts set forth above.

     Holders of our Series A shares are entitled to vote at any stockholder meeting with respect to any matters presented to our stockholders. Each share of Series A is entitled to such number of votes as is represented by the number of shares of common stock which such share of Series A would be convertible into at the record date set for such voting. So long as shares of Series A are outstanding, we may not, without first obtaining the approval of the holders of at least a majority of the then outstanding shares of Series A shares, alter or change the rights and preferences of the Series A shares or create any new class of stock having preferences over the Series A shares. So long as any shares of Series A are outstanding and held by Stanford, Stanford has preemptive rights to maintain its percentage ownership with respect to any additional securities we may issue, with certain exceptions.

     So long as any shares of Series A are outstanding, we may not, without the approval of the holders of a majority of the outstanding shares of Series A, voting as a separate class:

     o sell all or substantially all of our assets or take any other action that will result in the holders of our capital stock prior to the transaction owning less than 50% of the voting power of our capital stock after the transaction;

     o   Amend our charter, by-laws or any certificate of designation;

     o   Change the nature of our business or the business of our subsidiaries;

     o Issue stock, or allow our subsidiaries to issue stock, with preferences over the Series A shares with respect to voting, dividends or upon liquidation;

     o   Make  certain  capital  expenditures  in  any 12-month period exceeding
         $50,000;

     o Enter into any credit facility or issue any debt, except for debt already outstanding, exceeding $50,000;

     o Sell our shares in a public offering registered under the Securities Act of 1933;

     o   Increase the number of our directors above five;

     o Enter into any transaction with any affiliate or modify any existing agreement with an affiliate; or

     o   File for, or consent to, bankruptcy or insolvency proceedings.


     Pursuant to a Registration Rights Agreement which we entered into with Stanford, by January 15, 2003, we are required to file a registration statement to register the shares of our common stock that are issuable upon the conversion of the warrants and shares Series A $1.50 Convertible Preferred Stock held by Stanford. Currently, Stanford holds warrants for the purchase of 2,002,750 shares of our common stock and 2,002,750 shares of our Series A stock.

     Finally, Stanford has the right to nominate one member to our board of directors.

OPTION GRANTS

     From our inception through May 16, 2002, we did not grant any stock options. In connection with our acquisition of the Predecessor Entity on May 16, 2002, we assumed the Predecessor Entity's 2000 Stock Option Plan so that all of its issued and outstanding options would remain intact. No further options will be issued under the assumed Predecessor Entity's plan. Each outstanding option was automatically converted into an option to acquire, on the same terms and conditions as were applicable under the original option, such number of shares of our common stock as was equal to the number of options outstanding multiplied by 2.1875. The exercise price was also adjusted to the exercise price that was equal to the existing exercise price divided by 2.1875. The total number of the Predecessor Entity's options that we assumed was 543,500 (after cancellations) at a weighted average exercise price per share of $.78, which converted into options to purchase 1,188,907 shares of our common stock at a weighted average exercise price of $.36. 116,000 of the assumed outstanding options vest according to a three-year vesting schedule, 417,500 vest according to the achievement of certain performance goals, and the remaining 10,000 options were fully vested upon grant.

     In addition to the above employee options of the Predecessor Entity, we assumed certain outstanding options that were granted by the Predecessor Entity to automobile dealerships. On May 16, 2002, we assumed a total of 77,500 options, which had been granted to three automobile dealerships for services rendered, including providing the Predecessor Entity with consulting services. These options converted into options for a total of 169,531 shares of our common stock. The options vest upon the achievement of certain performance goals. Each of the dealerships is an accredited investor.

     On July 17, 2002 our board of directors and stockholders approved the adoption of our 2002 Stock Incentive Plan. Under such plan we have granted 130,150 options to certain employees and 40,000 options to each of our non-employee directors, for a total number of options outstanding under our 2002 Stock Incentive Plan of 290,126 options at a weighted average exercise price of $1.50. Of the employee options, 7,126 were fully vested upon grant, 63,000 vest according to a three-year vesting schedule, 60,000 vest according to the achievement of certain performance goals, and 160,000 options vest according to a two-year vesting schedule.

RECENT SALES OF UNREGISTERED SECURITIES

     In September 2000 we issued 5,000,000 shares of our common stock to our founder and former president, Pietro Bortolatti, in exchange for all of the outstanding shares of Terre di Toscana, Inc.

     From November 2000 to January, 2001 we issued 3,351,000 shares of our common stock at $.10 per share. This sale was part of a private placement offering. In October 2000 we issued 30,000 shares of our common stock to KGL Investments, Ltd, the beneficial owner of which is Kaplan Gottbetter & Levenson, LLP, our former outside legal counsel, in exchange for legal services rendered. These shares were valued at $.10 per share. All purchasers represented in writing that they acquired the securities for their own accounts.

     On May 16, 2002, we issued 7,000,000 shares of our common stock to the stockholders of Stronghold Technologies, Inc., a New Jersey corporation, in exchange for all of the issued and outstanding shares of such entity. All of the recipients were either accredited investors or had alone, or together with a purchaser representative, such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of an investment in securities in general and of an investment in our company in particular. Each recipient had sufficient access to information about us necessary to make an informed investment decision.

     On May 16, 2002, we issued 666,667 shares of our common stock to Christopher J. Carey, our president, for the cancellation in full of $1 million owed to Mr. Carey by our wholly owned subsidiary, Stronghold. Mr. Carey is an accredited investor.

     On each of May 16, July 3, July 11 and July 19, 2002 we issued (i) 500,000, 500,000, 500,000 and 502,750 shares, respectively, of our Series A $1.50 Convertible Preferred Stock and (ii) warrants to purchase 500,000, 500,000, 500,000 and 502,750 shares, respectively, of our common stock, to Stanford Venture Capital Holdings, Inc. for an aggregate purchase price of $3 million. Stanford is an accredited investor.

     No underwriter was employed by us in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Each of the recipients acquired the securities for investment purposes only and not with a view to distribution and had adequate information about us. Neither we, nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this report.

(b)  Reports on Form 8-K.

     During the quarter ended June 30, 2002, we filed one Current Report on Form 8-K, dated May 16, 2002 regarding (i) the merger of Stronghold Technologies, Inc., a New Jersey corporation, with and into our wholly-owned subsidiary and the resulting change in control of our company, as required pursuant to Items 1 and 2 of Form 8-K and (ii) the investment in us by Stanford Venture Capital Holdings, Inc. and our related issuance of securities to Stanford, pursuant to
Item 5 of Form 8-K. No other reports on Form 8-K were filed by us during the quarter ended June 30, 2002.

                                   SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STRONGHOLD TECHNOLOGIES, INC.


DATE:  August 14, 2002              By:  /s/ Christopher J. Carey
                                         -----------------------------------
                                         Christopher J. Carey, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer, Principal
                                         Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number        Title of Document
------        -----------------

3.1           Certificate of Designation filed on May 16, 2002.

3.2           Articles of Incorporation, as amended on July 11, 2002.

10.1          2002 Stock Incentive Plan.

10.2 Form of Incentive Stock Option Agreement to be issued under the 2002 Stock Incentive Plan.

10.3 Form of Nonstatutory Stock Option Agreement to be issued under the 2002 Stock Incentive Plan.

10.4          Executive   Employment   Agreement  by   and  between   Stronghold
              Technologies, Inc. and Christopher J. Carey dated May 15, 2002.

10.5 Employment and Non-Competition Agreement by and between Stronghold Technologies, Inc. and Lenard Berger, dated August 1, 2000.

10.6 Employment and Non-Competition Agreement by and between Stronghold Technologies, Inc. and Salvatore D'Ambra, dated July 10, 2000.

10.7 Employment and Non-Competition Agreement by and between Stronghold Technologies, Inc. and James J. Cummiskey, dated August 14, 2000.

10.8 Business Loan Agreement by and between the Registrant and United Trust Bank, dated June 30, 2002.

10.9 Promissory Note issued to the Registrant by United Trust Bank, dated June 30, 2002.

10.10 Commercial Security Agreement by and between the Registrant and United Trust Bank, dated June 30, 2002.

10.11 Promissory Note issued to Christopher J. Carey by Stronghold Technologies, Inc., dated May 16, 2002.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.