Form 10QSB
period 2002-09-30
STRONGHOLD TECHNOLOGIES INC
filed 2002-11-14
CIK 1133598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                          Commission File No. 333-54822

                          STRONGHOLD TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada                                                     22-376235
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

777 Terrace Avenue, Hasbrouck Heights, NJ                     07604
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


     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of October 31, 2002, the issuer had outstanding 9,857,000 shares of Common Stock, $0.0001 par value per share.

     Transitional Small Business Disclosure Format (check one):

     Yes:           No: X
         --            --

                  STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION..................................................1
   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS..................................1
              CONSOLIDATED BALANCE SHEETS
              as of September 30, 2002 (unaudited).............................2
              CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended September 30, 2002 and
              September 30, 2001 (unaudited)...................................3
              For the Nine Months Ended September 30, 2002 and
              September 30, 2001 (unaudited)...................................3
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and
              September 30, 2001 (unaudited)...................................4
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................5
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            PLAN OF OPERATION.................................................12
   ITEM 3.  CONTROLS AND PROCEDURES...........................................33
PART II. OTHER INFORMATION..................................................II-1
   ITEM 2.  CHANGES IN SECURITIES...........................................II-1
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............II-2
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................II-2
SIGNATURES
CERTIFICATIONS

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

                         PART I. FINANCIAL INFORMATION.
                         ------- ----------------------



ITEM 1.  FINANCIAL STATEMENTS.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. However, Stronghold Technologies, Inc., a Nevada corporation, and its wholly-owned subsidiary, Stronghold Technologies, Inc., a New Jersey corporation, believe that the disclosures are adequate to assure that the information presented is not misleading in any material respect.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------
September 30,
--------------------------------------------------------------------------------

ASSETS                                                                  2002                 2001
                                                                   (Unaudited)          (Unaudited)
Current assets
        Cash                                                $           4,617    $           13,440
        Accounts receivable, less allowance for doubtful
         accounts of $189,000 in 2002 and nil in 2001               2,246,229               529,123
        Other receivables, current portion                             30,000
        Inventories                                                   139,379                80,695
        Prepaid expenses                                                7,292
                                                            ------------------   -------------------

           Total current assets                                     2,427,517               623,258
                                                            ------------------   -------------------

Property and equipment, net                                           175,646               104,199
                                                            ------------------   -------------------

Other assets
        Software development costs                                    231,292
        Other receivables, less current portion                       105,000
        Security deposits                                              27,571                40,716
                                                            ------------------   -------------------

             Total other assets                                       363,863                40,716
                                                            ------------------   -------------------

                                                            $       2,967,026    $          768,173
                                                            ------------------   -------------------
                                                            ------------------   -------------------


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                    $         308,402    $           71,480
        Accrued expenses and other current liabilities                144,204               521,045
        Obligations under capital leases, current portion              12,171
        Note payable, current portion                                 500,000               885,440
        Note payable, stockholder, current portion                    183,600             1,370,049
                                                             ------------------   -------------------

             Total current liabilities                              1,148,377             2,848,014
                                                             ------------------   -------------------

Long-term liabilities
        Obligations under capital leases, less
         current portion                                              29,402
        Note payable, less current portion                         1,000,000
        Note payable, stockholder, less current portion              854,247
                                                             ------------------   -------------------

             Total long-term liabilities                           1,883,649
                                                             ------------------   -------------------

Commitments and contingencies

Stockholders' deficit
        Preferred stock, $.0001 par value; authorized 5,000,000
           shares, 2,002,750 issued and outstanding (aggregate
           liquidation preference of $3,004,125)                         201
        Common stock, $.0001 par value, authorized 50,000,000
           shares, 9,823,000 issued and outstanding                      983
        Additional paid-in capital                                 4,578,841                13,500
        Stock subscription receivable                                 (3,000)               (3,000)
        Accumulated deficit                                       (4,642,025)           (2,090,341)
                                                             ------------------   -------------------

             Total stockholders' deficit                             (65,000)           (2,079,841)
                                                             ------------------   -------------------

                                                           $       2,967,026    $          768,173

                                                             ------------------   -------------------
                                                             ------------------   -------------------

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                 Three months          Three months           Nine months           Nine months
                                                     ended                 ended                 ended                 ended
                                                  Sept 30,              Sept 30,              Sept 30,               Sept 30,
                                                     2002                  2001                  2002                   2001
                                                (Unaudited)             (Unaudited)         (Unaudited)            (Unaudited)
Sales                                    $        1,203,510    $          261,112     $       2,952,076    $         576,831

Cost of sales                                       457,103                62,977             1,047,138              193,913
                                         -----------------------------------------    ---------------------------------------

Gross profit                                        746,407               198,135             1,904,938              382,918
                                         -----------------------------------------    ---------------------------------------

Operating expenses
        General and administrative                1,273,046               677,910             3,226,424            1,707,631
        Officer's salary                             68,400                45,000               202,800              120,000
                                         -----------------------------------------    ---------------------------------------
                                                  1,341,446               722,910             3,429,224            1,827,631
                                         -----------------------------------------    ---------------------------------------

Loss from operations                               (595,039)             (524,775)           (1,524,286)          (1,444,713)

Interest expense                                     33,189                38,246               142,504               90,480
                                         -----------------------------------------    ---------------------------------------

Net loss                                 $         (628,228)   $         (563,021)    $      (1,666,790)   $      (1,535,193)
                                         -----------------------------------------    ---------------------------------------
                                         -----------------------------------------    ---------------------------------------

Basic and diluted loss per
common share                             $            (0.06)   $            (0.10)    $           (0.21)   $           (0.26)

                                         -----------------------------------------    ----------------------------------------
                                         -----------------------------------------    ----------------------------------------

Weighted average number of
  common shares outstanding                       9,787,834             5,906,250             7,864,625            5,906,250

                                        -----------------------------------------    ----------------------------------------
                                        -----------------------------------------    ----------------------------------------

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

Nine months ended September 30,                                   2002              2001
---------------------------------------------------------------------------------------------
                                                                (Unaudited)       (Unaudited)
Cash flows from operating activities
        Net loss                                            $   (1,666,790)   $   (1,535,193)
        Adjustments to reconcile net loss to
         net cash used in operating activities:
        Allowance for doubtful accounts                            189,000
        Depreciation and amortization                               31,904             8,247
        Changes in operating assets and liabilities:
          Accounts receivable                                   (2,152,869)         (529,123)
          Other receivables                                        115,139
          Inventories                                              (58,031)          (80,695)
          Prepaid expenses                                          (2,407)
          Software development costs                              (231,292)
          Security deposits                                           (484)          (16,214)
          Accounts payable                                         250,761            49,366
          Accrued expenses and other current liabilities          (118,486)          481,218
                                                            ---------------   ---------------

Net cash used in operating activities                           (3,643,555)       (1,622,394)
                                                            ---------------   ---------------

Net cash used in investing activities,
        payments for purchase of property and equipment            (66,499)          (65,646)
                                                            ---------------   ---------------


Cash flows from financing activities
        Issuance of common stock, net of issuance costs          2,566,525
        Principal payments of obligations under capital leases      (3,525)
        Proceeds from stockholder loan                           1,113,404           775,000
        Proceeds from issuance of note payable                                       885,440
                                                            ---------------   ---------------

Net cash provided by financing activities                        3,676,404         1,660,440
                                                            ---------------   ---------------

Net decrease in cash                                               (33,650)          (27,600)

Cash, beginning of period                                           38,267            41,040
                                                            ---------------   ---------------

Cash, end of period                                          $       4,617     $      13,440
                                                            ---------------   ---------------
                                                            ---------------   ---------------


Supplemental disclosure of noncash investing and financing activities

     Obligations under capital leases aggregating $45,098 were incurred when the Company entered into various leases for computer equipment.

     During the nine months ended September 30, 2002 the Company (as defined in Note 1) entered into two separate agreements to convert $2,000,000 of loans payable, stockholder into common stock.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS

Stronghold Technologies, Inc. is the surviving entity (the "Surviving Entity") of a merger of Stronghold Technologies, Inc., a New Jersey corporation (the "Predecessor Entity") with and into the wholly-owned subsidiary of Stronghold Technologies, Inc., a Nevada corporation (formerly known as TDT Development, Inc., the "Parent")(the Surviving Entity) and Parent collectively, the "Company"). The Predecessor Entity was incorporated in the state of New Jersey on August 1, 2000. The Company is engaged principally as a developer of wireless and internet based systems for auto dealers in the United States, which began operations on April 1, 2001.

On May 15, 2002, the Predecessor Entity entered into a Merger Agreement (the "Agreement") with the Parent whereby Parent issued 7,000,000 shares of its common stock in exchange for all of the Predecessor Entity's outstanding shares in a transaction accounted for as a reverse purchase acquisition. As a result, the Predecessor Entity is considered for accounting purposes, to be the acquiring company since the stockholders of the Predecessor Entity acquired more than 50% of the issued and outstanding stock of the Parent. Pursuant to this Agreement, the outstanding options of the Predecessor Entity were also converted into options to purchase the Parent's common stock based on a conversion rate of
2.1875 as defined in the Agreement. Prior to the merger, the Parent's operations were comprised solely of a business that sold truffle-based food products imported from Italy through its wholly owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc. (the "Subsidiaries"). The Subsidiaries were sold on July 19, 2002 and had virtually no material operations for the period of May 16, 2002 through July 19, 2002. Since this transaction resulted in a change in reporting entity, the historical financial statements prior to May 16, 2002 are those of the Predecessor Entity. The stockholders' equity of the Company has been retroactively restated.

2. UNAUDITED STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED STATEMENTS

The accompanying condensed consolidated financial statements of the Company as of September 30, 2002 and for the nine and three-month periods ended September 30, 2002 and 2001 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted. The results of operations for the nine and three-month periods ended September 30, 2002 are not necessarily indicative of the results that may occur for the year ending December 31, 2002.

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

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

INVENTORIES

Inventories, which are comprised of hardware for resale, are stated at cost, on an average cost basis, which does not exceed market value.

SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software development and production, are capitalized according to Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses.

RETIREMENT PLAN

The Company has a retirement plan under Section 401(k) of the Internal Revenue Code ("the Plan"), which covers all eligible employees. The Plan provides for voluntary deduction of the employee's salary, subject to Internal Revenue Code limitations. The Company can make a matching contribution to the Plan which is at the discretion of the Company and is determined annually. There were no matching contributions for the three-month and nine-month periods ended September 30, 2002 and 2001.

INCOME TAXES

The Company complies with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," approximate their carrying amounts presented in the balance sheet at September 30, 2002.

REVENUE RECOGNITION

The Company recognizes revenue at the time the product is installed. Sales revenue and cost of sales reported in the statement of operations is reduced to reflect estimated returns. Service revenue is recognized when incurred.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilutions and is computed by dividing net loss applicable to common stockholders by the weighed-average number of common shares outstanding for the year. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of the outstanding options and convertible debt is anti-dilutive, they have been excluded from the Company's computation of loss per common share.

3. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2002 consists of the following:

Computer equipment                      $       152,102
Computer software                                19,193
Furniture and fixtures                           20,523
Computer equipment recorded under capital lease  45,099
Leasehold improvements                            7,982
                                        ---------------
                                                244,899

Less accumulated depreciation
 and amortization                                69,253
                                        ---------------

                                        $       175,646
                                        ---------------
                                        ---------------

4. SOFTWARE DEVELOPMENT COSTS

For the quarters ended September 30, 2002 and 2001, amortization of software development costs charged to operations was nil due to the release of the capitalized product being projected in the first quarter of 2003. Technological feasibility was met as of July 1, 2002.

5. NOTE PAYABLE, STOCKHOLDER

Note payable, stockholder, at September 30, 2002 consists of a promissory note that was entered into on May 15, 2002 with the Company that consolidated the outstanding balances of advances; expenses paid by the stockholder, accrued salary, and accrued interest. The balance of the outstanding loan at September 30, 2002 is approximately $1,038,000. The loan principal is due in six equal quarterly installments, plus interest of 10% per annum, commencing in March 2003. At each payment date, if the Company does not meet certain benchmarks, then either the principal balance and accrued interest due for the quarter will be deferred and the repayment will be amortized during the remaining quarters or, depending upon the net income achieved, the principal and accrued interest due will be automatically converted into shares of common stock (Note 12). Accrued interest on this loan, and the preceding loan balances prior to consolidation of the outstanding stockholder balances, which approximates $50,000, is included in accrued expenses and other current liabilities. Interest expense on the note

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

payable, stockholder, for the three and nine months ended September 30, 2002, were approximately $27,000 and $100,000, respectively.

6. NOTE PAYABLE

At June 30, 2002, the Company converted its outstanding line of credit into a note payable of $1,500,000. The loan bears interest at a rate of 4.750% per annum and is due in monthly installments of $41,667 plus interest to United Trust Bank through January 1, 2006. The note is collateralized by substantially all the assets of the Company and is guaranteed by the majority stockholder of the Company. The note payable, stockholder, is subordinated to this note. The principal portion due for each of the next three years will be $500,000.

7. STOCK SUBSCRIPTION RECEIVABLE

The stock subscription receivable represents 600,000 shares of the Predecessor Entity's original common stock (restated to 1,312,500 of the Parent's stock as defined in the Agreement) due from three key employees.

8. STOCK OPTION PLANS

The Parent has adopted two stock option plans and assumed one stock plan of the Predeccor Entity (the three plans together, the "Plans") providing for incentive stock options ("ISOs") and non-qualified stock options ("NQSOs"). The Parent has reserved 1,598,750 shares of common stock for issuance upon the exercise of stock options granted under the Plans. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Parent's common stock at the date of the grant. The exercise price of an ISO granted to an employee owning greater than 10% of the Parent's common stock will not be less than 110% of the fair market value of the Parent's common stock at the date of the grant. The Plans further provide that the maximum period in which stock options may be exercised will be determined by the board of directors, except that they may not be exercisable after ten years from the date of grant.

The status of the Parent's stock options is summarized below:

                                                                        RESTATED            WEIGHTED
                                                     PLAN              PER SHARE            AVERAGE
                                                    OPTIONS           EXERCISE PRICE      EXERCISE PRICE

Outstanding at
January 1, 2001                                        415,625         $0.05 - $0.12            $0.12
Granted nine months
   ended September 30, 2001                            260,312         $0.12 - $0.69            $0.32
Terminated nine months
   ended September 30, 2001                           (122,500)            $0.05                $0.05
                                              -----------------
Outstanding at
September 30, 2001                                     553,437         $0.05 - $0.69            $0.11
Granted twelve months
   ended September 30, 2002                            872,369         $0.11 - $1.50            $0.84
Terminated twelve months
   ended September 30, 2002                            (26,250)        $0.11 - $0.69            $0.69
                                              -----------------
Outstanding at
September 30, 2002                                   1,399,556         $0.05 - $1.50            $0.50
                                              -----------------
                                              -----------------

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

There were 356,200 shares exercisable at September 30, 2002.

The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations with pro forma disclosure of what net income would have been had the Company adopted the new fair value method. If the Company adopted the new fair value method using the Black-Scholes option-pricing model, the Company's net loss would have been impacted by approximately $120,000 and $7,000 for the nine-month periods ended September 30, 2002 and 2001. The Company accounts for its stock based compensation plans in accordance with the provisions of APB 25 and, accordingly, no compensation cost has been recognized because stock options granted under the plan were at exercise prices which were equal to or above the market value of the underlying stock at date of grant.

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 0%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rates between 3.88% and 5.74% for 2002 and 2001.

9. INCOME TAXES

Until May 15, 2002, the date of the Agreement, the Predecessor Entity operated as an "S" corporation and, as a result, the earnings and losses were included in the personal income tax returns of the respective stockholders. From the date of the Agreement through September 30, 2002, the Company operated as a "C" corporation and had net operating losses ("NOL") of approximately $1,250,000 that will expire between 2009 and 2022. The deferred tax asset from the Company's NOL's approximated $339,000 for which a valuation allowance in an equal amount has been established.

10. COMMITMENTS AND CONTINGENCIES

SECURITIES PURCHASE AGREEMENT

The Company and certain stockholders of the Company (together the "Parties"), entered into a Securities Purchase Agreement (the "Purchase Agreement") dated and executed on May 15, 2002, with Stanford Venture Capital Holdings, Inc. ("Stanford"). Pursuant to the Purchase Agreement, the Parent agreed to issue to Stanford a total of 2,002,750 shares of the Parent's Series A $1.50 Convertible Preferred Stock ("Series A Preferred Stock"), which was equal to 20% of the total issued and outstanding shares of the Parent's common stock (assuming conversion of the Series A Preferred Stock, but excluding certain shares which may be issued upon the occurrence of certain events as disclosed in the Purchase Agreement), plus five-year warrants to purchase 2,002,750 shares of the Company's common stock at an exercise price of $1.50 for half of such shares and $2.25 for the remaining shares, for an aggregate purchase price of $3,000,000. Pursuant to the Purchase Agreement, the issuance of the Series A Preferred Stock and Warrants took place on four separate closing dates (May 16, 2002 and July 3, 11, and 19, 2002).

In connection with the Purchase Agreement, the Parent and Stanford entered into a Registration Rights Agreement, dated May 16, 2002, in which Parent agreed to register the shares of its Common Stock issuable upon conversion of the Series A Preferred Stock and upon conversion of the Warrants with the Securities and Exchange Commission within 180 days from the date of the last closing under the Purchase Agreement, which was July 19, 2002. In addition, certain stockholders of the Company entered into a Lock-Up Agreement in which the Parties agreed not to sell, assign, transfer, pledge, mortgage, encumber or otherwise dispose of their shares of the Company's capital stock for a period of two years, with certain exceptions, as defined in the Lock-up Agreement.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

LEASES

The Company rents facilities under leases in New Jersey, Virginia and California. The Company is obligated under these leases through April 2006. In addition to the base rent, one lease provides for the Company to pay a proportionate share of operating costs and other expenses.

Future   aggregate   minimum   annual  rent  payments  under  these  leases  are
approximately as follows:

           YEAR ENDING SEPTEMBER 30,
                2003                                            $ 72,000
                2004                                             102,000
                2005                                             105,000
                2006                                             108,000
                                                      ------------------

                                                               $ 387,000
                                                      ------------------
                                                      ------------------

Rent expense was approximately $20,000 and $34,000 for the three-month periods ended September 30, 2002 and 2001 and approximately $100,000 and $71,000 for the nine-month periods ended September 30, 2002 and 2001.

OBLIGATIONS UNDER CAPITAL LEASES

At September 30, 2002, the Company has computer  equipment under capital leases expiring at various dates through 2005. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are depreciated over their estimated useful lives.

As of September 30, 2002, minimum future lease payments are as follows:

           YEAR ENDING SEPTEMBER 30,
                2003                                            $ 18,492
                2004                                              18,492
                2005                                              10,309
                                                     -------------------

           Total minimum lease payments                           47,293
           Less amounts representing interest                      5,720
                                                     -------------------

           Present value of net minimum lease payments            41,573
           Less current portion                                   12,171
                                                     -------------------

           Long-term portion                                    $ 29,402
                                                     -------------------
                                                     -------------------

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

EMPLOYMENT AND NON-COMPETITION AGREEMENTS

The Company is obligated under employment and non-competition agreements with four key employees through July 2005. The first agreement provides for base salary of $180,000 for the first year, increasing to $192,000 per annum for the second year (through August 13, 2002). The second agreement provides for a minimum annual salary of $138,000 for the first year, increasing to $150,000 for the second year, which may increase to $175,000 based on earnings for such year, and increasing to $175,000 for the third year, which may increase to $200,000 based on earnings for such year (through July 31, 2003). The third agreement provides for base salary of $102,000 for the first year, increasing to $112,000 for the second year, and increasing to $122,000 for the third year (through July 9, 2003). The fourth agreement provides for a base salary of $260,000 from May 15, 2002 through December 31, 2002, which increases to $300,000 from January 1, 2003 through December 31, 2003, and $350,000 from January 1, 2004 through December 31, 2004. Thereafter, for each succeeding year during the term of these agreements, base salary shall be increased annually by a percentage equal to the percentage by which the Consumers Price Index has increased over the preceding year. The agreements further provide for a commission equal to one percent of net sales during each year of their term. The agreements also provide for the key employees not to engage in certain competitive activities for one year after termination of employment.

LICENSE AGREEMENT

On February 27, 2001, the Company entered into a software license agreement expiring June 30, 2003. Future aggregate annual payments under this agreement for the year ending June 30, 2003 totals $75,000. In addition, the agreement provides for an option to renew from July 1, 2003 to June 30, 2005. The Company will be required to pay $100,000 a year plus a percentage equal to the last published Consumer Price Index.

11. LIQUIDITY

The Company has incurred a loss from operations for the nine months ended September 30, 2002 of approximately $1,500,000 and has working capital of approximately $1,280,000 and a stockholders' deficit of approximately $65,000 as of September 30, 2002. The majority stockholder of the Company has committed to fund additional long-term debt financing, on an as needed basis. Long-term liquidity is dependent on the Company's ability to obtain additional long-term financing and attain profitable operations.

12. STOCKHOLDERS' DEFICIT

On April 22, 2002 and May 16, 2002, the majority stockholder converted and exchanged an aggregate of $2,000,000 of borrowings that were outstanding under a line of credit agreement for an aggregate of 1,093,750 and 666,667 shares of the Company's common stock, at a per share value of $.91 and $1.50, respectively. The remaining amounts outstanding under the line of credit, plus accrued interest, accrued officer compensation and un-reimbursed expenses were converted into a promissory note (Note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.


OVERVIEW OF OPERATIONAL HISTORY

     We were created on September 8, 2000, under the name TDT Development, Inc. On July 11, 2002 we changed our name from TDT Development, Inc. to Stronghold Technologies, Inc. We were originally created for the business purpose of importing and distributing specialized truffle-based food products which included fresh truffles, truffle oils, truffle pates, truffle creams, and truffle butter (the "Truffle Business"). As a result of recent transactions, described below, our business has changed.

     We now market, sell and support an integrated enterprise software system that utilizes wireless technology to improve and create greater efficiency in auto dealer operations. Our wireless technology, DealerAdvance(TM), is marketed through our wholly owned subsidiary, Stronghold Technologies, Inc, a New Jersey entity, and is designed to help auto dealer sales professionals increase sales, improve customer return and follow-up rates, and reduce administrative costs. The DealerAdvance(TM) suite of products is designed to run on a handheld device and will allow automobile dealers to capture a prospective purchaser's automotive requirements and personal profile, search inventory at multiple locations, locate an appropriate vehicle in stock, print out the necessary forms, and communicate follow-up tasks to the sales people through a Customer Relationship Management ("CRM") application.

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

SUMMARY OF DISCONTINUED TRUFFLE BUSINESS OPERATIONS

     From our inception on September 8, 2000 through July 19, 2002, we imported, marketed and distributed specialized truffle-based food products, which included fresh truffles, truffle oils, truffle pates, truffle creams and truffle butter, through our former wholly-owned subsidiaries,

Terre di Toscana,  Inc. and Terres  Toscanes,  Inc. Our target  market  included retailers such as restaurants, specialty food stores, delicatessens and supermarkets. We imported products directly from Italian producers and marketed our products in the specialty food industry. We marketed our products primarily in Florida, South Carolina, North Carolina and California, and also earned commissions from Italy on sales made in Belgium, Holland and Germany. The Truffle Business made no contribution to our operating profit, and sales revenue therefrom did not constitute a material amount of our sales for the quarter. As a result of the sale of Terre di Toscana, Inc. and Terres Toscanes, Inc. to Pietro Bortolatti, we no longer own any portion of the Truffle Business.

OVERVIEW OF HANDHELD TECHNOLOGY BUSINESS

     On May 16, 2002, we entered the handheld wireless technology business via our acquisition by merger of the Predecessor Entity. The Predecessor Entity was founded on August 1, 2000 by Christopher J. Carey, our current Chief Executive Officer and President, and three other executive officers of Stronghold: Lenard
J. Berger, Chief Technology Officer; James J. Cummiskey, Vice President, Sales & Marketing; and Salvatore F. D'Ambra, Vice President, Product Development. This founding group has substantial expertise in systems design, software development, wireless technologies and automotive dealer software applications. The Predecessor Entity was founded to develop proprietary handheld wireless technology for the automotive dealer software market. Since the merger of the Predecessor Entity into our subsidiary (now Stronghold), Stronghold continues to conduct the Predecessor Entity's handheld wireless technology business.

     Stronghold's DealerAdvance(TM) suite of software systems has been designed to utilize wireless technologies to improve operations within an automotive dealership by maximizing revenues and reducing operating expenses. The DealerAdvance(TM) suite encompasses three distinct products, each at a different stage of development. The first product, DealerAdvance Sales Solution(TM), has already been introduced into the market and is designed to increase sales by effectively capturing a greater percentage of unsold customer prospects and maximizing their "be-back" (return) and closure rates. Currently, we believe there are no other front-end or CRM systems that perform comparably to DealerAdvance Sales Solution(TM). Stronghold's second product, DealerAdvance Service Solution(TM), will be installed into select pilot locations in Spring 2003 and is designed to increase the efficiency with which an automobile dealership can check in an automobile for service and recall necessary information on that vehicle. Stronghold has not yet started to develop its third product, DealerAdvance Inventory Management Solution(TM), which is also designed to increase revenues and maximize profitability, in this case by effectively managing dealer vehicle inventory. DealerAdvance Inventory Management Solutions(TM) is scheduled for introduction in early 2004.

     Stronghold also offers support services to its automobile dealership customers designed to complement the DealerAdvance(TM) suite of products. Services offered include project and implementation management, business and operations consulting, sales and service training and maintenance and support of installed systems components and software. Stronghold currently sells and supports its systems directly, and has therefore placed a number of sales and support personnel in strategic locations throughout major metropolitan areas of the United States. In addition, in October 2002, Stronghold launched a Dealer Performance Services group in its

Virginia Development and Support Center to provide customer support for car dealerships and the training and support of field personnel. The group will assist dealers in optimizing their investment in Stronghold's DealerAdvance(TM) technology by providing business development consulting, business process improvement, software customization and sales training.

DESCRIPTION OF PRODUCTS

     Stronghold's DealerAdvance(TM) suite of products was designed to improve auto dealer operations by creating a more efficient flow of information between the customer and the dealership database and between the dealership database and the sales person. DealerAdvance(TM) software utilizes a wireless network to connect the dealership server with handheld devices utilized by various dealership personnel. Stronghold provides the wireless handheld devices and installs its software on the dealership server. The server is connected to the Internet, each salesperson via the wireless network, and the existing dealership accounting system (which provides access to inventory, customer, and vehicle history files). Each sales person will therefore have a wealth of information at his fingertips and be able to add customer information directly to the database for future reference.

     Stronghold's local wireless network will provide coverage throughout all the dealership facilities, including the surrounding car lots, and will include the handheld devices, administrative terminals (where necessary), printers, and scanning stations. In addition, the dealership will be able to utilize Internet connectivity to gain access to Stronghold's Virginia Development and Support Center, which will enable Stronghold to remotely repair, customize, and upgrade the dealership software. Through the Internet connection, Stronghold offers the following additional services: support, including project and implementation management; software customization; sales and service operations consulting; technical, sales and service training; and systems and software maintenance. Stronghold's local resources also oversee performance reports and offer executive coaching for dealership management. Stronghold offers the following three products that are designed to take advantage of our hardware and wireless technology.

DealerAdvance Sales Solution(TM)
--------------------------------

     How DealerAdvance Sales Solution(TM) Works
     ------------------------------------------

     The DealerAdvance Sales Solution(TM) was designed to assist auto dealership sales personnel by utilizing wireless technology to increase the flow of information between the customer and the dealership database and between the dealership database and the sales person. Stronghold believes this increased access to information is helpful to both the sales personnel and the dealership database and will increase sales by lessening the time in which sales can be made, effectively capturing a greater percentage of unsold customer prospects and maximizing potential customer "be-back" (return) and closure rates. The DealerAdvance Sales Solution(TM) is designed to quickly provide inventory, product details and purchase agreements and other deal forms to the salesperson. Furthermore, the product allows the salesperson to fill out, edit and print the deal forms, while at the same time capturing customer information which is sent to the dealership database. In addition, DealerAdvance Sales Solution(TM) assigns follow-up tasks to sales associates and other dealership personnel and provides for customizable reports for use by management in reviewing individual and group sales performance.
Stronghold believes that the DealerAdvance Sales Solution(TM) improves the dealership's ability to set appointments with potential customers, improves the rate at which potential customers enter the dealership, and increases the chances that a potential customer will purchase an automobile. In addition, Stronghold believes that by eliminating paperwork and increasing the availability of information on customers and automobiles, the DealerAdvance Sales Solution(TM) drastically reduces the time necessary to complete a sale. Stronghold does not believe that there are any other systems for use in automotive sales that utilize wireless handheld technologies, nor does it believe that there are any CRM systems that perform comparably to its DealerAdvance Sales Solution(TM).

     The typical dealership sales associate carries the DealerAdvance Sales Solution(TM) handheld device in a hip holster. Once they have met and greeted a prospective customer, they introduce the device as an aide to the process. The sales associate begins by utilizing the system to access inventory information, and may conduct an online comparison of the vehicle the prospective customer is considering buying to a vehicle from another brand. During this process, the sales associate will casually begin capturing information about the prospect (name, address, phone number, e-mail address).

     In preparation for a demonstration drive of the selected vehicle, the sales associate will use the driver's license scanning feature to capture name, address and valid driver's license information, which is stored for insurance purposes, but also populates those field not already completed. In addition, the sales associate may input the prospect's home phone number, which triggers a search through a reverse directory lookup feature for the customer's name and address.

     Once interest is qualified in a car, the sales associate will complete a used car appraisal, print out negotiation forms, and once negotiations are complete, will print out all purchase agreements, buyers forms, and credit applications. After these agreements are signed, all information is sent through the accounting system to the finance and insurance department for their closing of the sale.

     Once the sale is complete, the DealerAdvance Sales Solution(TM) system automatically sends out letters from dealership management and initiates the service relationship with the customer. If the customer leaves without buying, the system creates a follow-up letter or e-mail, and later prompts the sales associate for a follow-up call. Later contacted, the sales associate sets a return appointment, and the system prompts a reminder call to confirm the time and date. Extensive customizable reports are available which show the effectiveness of individuals and groups of sales associates to assist management in establishing best practices for the dealership.

     The DealerAdvance Sales Solution(TM) provides the following advantages for dealerships and sales associates:

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

     DealerAdvance Sales Solution(TM) Installations
     ----------------------------------------------

     Stronghold's first pilot system for DealerAdvance Sales Solution(TM) was installed in April 2001 at a Honda dealership in Clifton, New Jersey. In May 2001, Stronghold installed a second pilot system at a Jeep GMC dealership in Concord, California and a third followed in June 2001 at a Honda dealership, in Roseville, California. Stronghold installed a fourth pilot system at another Honda location in Passaic, New Jersey in July 2001. A fifth pilot at BMW in Greenwich, Connecticut followed in August 2001. In September 2001, Stronghold completed its pilot phase with a sixth installation at a Nissan dealership in Roseville, California and introduced Version 2.0 of DealerAdvance Sales Solution(TM) at all of its sites by the end of September 2001. Stronghold will release a beta test of version 3.2 of the DealerAdvance Sales Solution(TM) in December 2002 and expects to distribute version 3.2 generally to dealerships by February 2003.

     Stronghold installed 20 dealership sites in the first six months of 2002, and an additional 15 sites in the third quarter ending September 30, 2002. These sites are geographically dispersed throughout the country, and Stronghold is currently soliciting sales opportunities in all states in the continental United States.

DealerAdvance Service Solution(TM)
----------------------------------

     The second product to be included in the DealerAdvance(TM) suite of products is currently in development and is called the DealerAdvance Service Solution(TM). To implement the DealerAdvance Service Solution(TM) a dealership service advisor will utilize a tablet-sized mobile device coupled with a wireless printer worn on his belt, and will meet and greet the customer at car side in the service lanes to process service orders. Utilizing the scanning feature, the service advisor will read the vehicle identification number from the windshield or door jam, which will bring up the vehicle and customer history. The system will create a repair order, and will prompt the service advisor through warrantee, service and recall actions. DealerAdvance Service Solution(TM) will then compute the price estimate for the services to be performed. Once the price estimate is completed, the service advisor will print out an estimate form for signature. The system will interface with Stronghold's CRM application, which will aid in services marketing to existing customers, prospective customers and other prospect sources from third party information providers (Internet sites, manufacturers, etc.).

     For the DealerAdvance Service Solution(TM), Stronghold has advanced to a second hand held prototype for demonstration purposes with prospective and existing clients. Stronghold is confident that all features are technologically feasible, and has identified a development plan and schedule to deliver these features in early 2003. Stronghold has received approval for a limited number of pilot sites for the Spring of 2003.

     Stronghold anticipates that the service advisor will be more efficient through the use of this mobile solution, and will be able to process more vehicles per shift. Stronghold also believes that it will be able to increase the average repair order value. Stronghold estimates that it will increase revenue for the dealership through more effective services marketing. However, none of the components of the DealerAdvance Service Solution(TM) are currently operational, and there can be no assurance that the components will proceed through the development and beta testing stages.

DealerAdvance Inventory Management Solution(TM)
-----------------------------------------------

     Stronghold has identified its third product, called DealerAdvance Inventory Management Solution(TM), which is envisioned to improve dealership operations by providing a software system that utilizes wireless handheld devices to manage new and used car inventory. The system is intended to be able to scan vehicle identification numbers from the VIN tag for incoming and outgoing vehicles, which would immediately adjust inventory on hand for sale on the dealership accounting system. In addition, the system would provide for the printing of used car stickers, the capture of Vehicle Identification Numbers for used car appraisal and estimates, and the loading of vehicle specifics to the dealer web site.

     Current dealer systems often delay or inaccurately load inventory information to their internal accounting system. This results in inaccurate inventory available for sale, and causes a loss in revenue. Dealers currently utilize internal and third party resources to create used car stickers. Stronghold expects that it will provide this feature for less than current costs. However, Stronghold has not begun development efforts, and has not fully qualified the costs and returns associated with these functions. Stronghold is confident that it has the technological capabilities to create this product, but Stronghold will not be certain until prototypes and tests have been completed.

     DealerAdvance Inventory Management Solution(TM) is expected to be introduced in early 2004. Development efforts are in the initial feasibility stages of operational analysis and a prototype of the product has yet to be developed. There can be no assurance that DealerAdvance Inventory Management Solution(TM) will proceed to the developmental stage or that an operational product will result.

Product Research and Development
--------------------------------

     Since August 1, 2000, Stronghold has spent approximately $1,658,173 on research and development activities. While Stronghold has been successful in meeting planned goals in the development and introduction of DealerAdvance Sales Solution(TM), there can be no assurance that its research and development efforts will be successful with respect to DealerAdvance Service Solution(TM), DealerAdvance Inventory Management Solution(TM), or additional products, or if successful, that Stronghold will be able to successfully commercially exploit such additional products.

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

     Finally, seasonality may have some impact on our operations. Consumers tend to purchase automobiles during the summer months. While we could not detect any seasonality impact on our third quarter results, this factor may have an impact on our fourth quarter, 2002 and first quarter, 2003 results as automobile dealerships may decide not to implement Stronghold's DealerAdvance Sales Solution(TM) during such months. The resulting impact is that our revenues may have a corresponding decrease during the winter months. Due to our limited operating history and the developmental stage of Stronghold's products, it is difficult to determine precisely what effect seasonality will have on our operations.

MARKETING AND SALES

     Stronghold has defined a target market of approximately 12,600 dealerships that meet the base criteria for potential use of its system. These dealerships were identified in a study conducted by the National Automotive Dealers Association (NADA) which reported that 12,600 dealerships sold at least 400 new vehicles each year. Using the NADA study, Stronghold has qualified a primary target market of 6,500 dealerships where the potential sale and use of the system is the greatest. It includes dealerships that sell a minimum of 75 new and used cars each month.

     Stronghold's marketing strategy is to utilize a direct sales and support organization to market and support DealerAdvance(TM) products on a national basis, which Stronghold believes is most effective when introducing an innovative new solution to the marketplace. Stronghold will continue to add to its Sales and Marketing team, which is aligned along geographic territory units. With ten metropolitan areas now serviced by sales and support personnel, Stronghold is responding to and soliciting sales opportunities in all states in the continental United States. Stronghold now has personnel in Hasbrouck Heights, New Jersey; Sterling, Virginia; Atlanta, Georgia; Miami, Florida; Cleveland, Ohio; Chicago, Illinois; Dallas, Texas; Phoenix, Arizona; Los Angeles and San Francisco, California; and Washington, D.C. Stronghold expects to add Business Development Managers in Denver and Seattle in the fourth quarter. Stronghold currently expects to add two business development managers per quarter in major metropolitan areas during 2003.

     Stronghold currently has a total of 43 full-time employees of which 20 are dedicated to marketing and sales, and one part-time employee. During Stronghold's initial expansion, Stronghold has hired senior and experienced Business Development Mangers to provide initial regional market penetration. As Regional Managers are hired or promoted after the initial expansion, Stronghold will shift to less senior, but equally aggressive and professional, sales executives for continued expansion. Project Managers will be responsible for providing installation, training and ongoing support services to Stronghold's new and existing customers. Project Managers will report to the Business Development Managers. In 2003, Stronghold anticipates hiring both a Marketing Manager and a Director of Customer Service. The Marketing Manager will work closely with the CEO and the Vice President of Sales and Marketing to execute Stronghold's marketing strategy and to enhance market awareness of the DealerAdvance Sales Solution(TM). The Director of Customer Services will have responsibility for customer satisfaction and support and will be responsible for managing all internal project management training programs, customer satisfaction measurements, additional consulting services, and fee-based customer training programs.

OUR INTELLECTUAL PROPERTY

     Stronghold has trademark and patent applications pending in connection with its technology business. Stronghold has filed a trademark application for "DealerAdvance." The patent application protects a number of developments pertaining to the management of information flow for automotive dealer-based software. An additional application is currently being planned which will address certain proprietary features pertaining to systems components, related equipment and software modules.

     Despite efforts to protect its proprietary rights, unauthorized parties may misappropriate Stronghold's proprietary technology or obtain and use information that Stronghold regards as proprietary. Stronghold may not be able to detect these or any other unauthorized uses of Stronghold's intellectual property or take appropriate steps to enforce its proprietary rights. In addition, others could independently develop substantially equivalent intellectual property.

LIQUIDITY AND CAPITAL RESOURCES

     Overview
     --------

     As of September 30, 2002, our cash balance was $4,617. As of September 30, 2002, we had net operating losses of approximately $846,000 to offset future taxable income. There can be no assurance, however, that we will be able to take advantage of any or all such tax loss carry-forwards, in future fiscal years. Our accounts receivable at September 30, 2002 were $2,246,229, as compared to $282,360 for the fiscal year ended December 31, 2001. The increase in accounts receivables represents amounts owed to Stronghold from 35 new dealership sites, which installed Stronghold's DealerAdvance(TM) products during the first, second and third quarters of 2002. Stronghold currently offers dealerships a 60-day performance guarantee, after which Stronghold is owed the full amount of its receivable from the customer. The performance guarantee period (previously 90 days) has created a larger Accounts Receivable balance, proportionate to sales, than Stronghold expects to incur after its products have reached a higher level of general market acceptance, at which time the performance guarantee will likely be shortened in length, modified, or eliminated. While Stronghold has historically encountered only one cancellation after the performance guarantee period, there is no assurance that it will not encounter higher cancellations in the future.

     Financing Needs
     ---------------

     To date, we have not generated revenues in excess of operating expenses. We have not been profitable since our inception, we will incur additional operating losses in the future, and we may require additional financing to continue the development and subsequent commercialization of our technology.

     Stronghold expects its capital requirements to increase significantly over the next several years as Stronghold continues to develop and test the
DealerAdvance(TM)   suite  of  products  and  as  it  increases   marketing  and
administration infrastructure and embark on developing in-house business capabilities and facilities. Stronghold's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of Stronghold's research and development initiatives, the cost of hiring and training additional sales and marketing personnel to promote Stronghold's products, the cost and timing of the expansion of Stronghold's marketing efforts, and the timing of payments from Stronghold's customers or third-party leasing companies.

     Financings
     ----------

     During August, September, and October 2002 we entered into eight subscription agreements with private investors, pursuant to which we issued an aggregate of 179,333 shares of our common stock at $1.50 per share. These private investments generated total proceeds to us of $269,000.

     On May 15, 2002, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc. ("Stanford"), in which we agreed to issue to Stanford (i) such number of shares of our Series A $1.50 Convertible Preferred Stock that would in the aggregate equal 20% of the total issued and outstanding shares of our common stock, and
(ii) such number of warrants for shares of our common stock that would equal the number of shares of Series A Preferred Stock issued to Stanford. The total aggregate purchase price for the Series A Preferred Stock and warrants paid by Stanford was $3,000,000. The issuance of the Series A Preferred Stock and warrants took place on each of four separate closing dates (May 16, 2002 and July 3, 11, and 19, 2002), in which the Company issued an aggregate of 2,002,750 shares of our Series A $1.50 Convertible Preferred Stock to Stanford and warrants for 2,002,750 shares of our common stock. After the closings, Stanford assigned warrants for a total of 1,001,376 shares of common stock to four of its affiliates.

     On July 31, 2000, the Predecessor Entity entered into a line of credit loan arrangement with our President, Christopher Carey, who is also president of Stronghold. According to such arrangement, Mr. Carey made available $1,989,500, which the Predecessor Entity could borrow from time to time until August 1, 2001. The outstanding amounts accrued interest at the rate of interest per annum equal to the floating Base Rate, computed daily, for the actual number of days elapsed as if each full calendar year consisted of 360 days. Under the agreement, the first interest payment was due on August 1, 2001. On such date, the line of credit was extended for one more year, until August 1, 2002. On April 22, 2002, the Predecessor Entity issued 500,000 shares of its common stock (which converted into 1,093,750 shares of our common stock when we acquired the Predecessor Entity on May 16, 2002) in exchange for cancellation of $1 million of outstanding debt under such line of credit. On May 16, 2002, the total amount outstanding under the line of credit was $2.2 million. On such date, we issued 666,667 shares of our common stock to Mr. Carey in exchange for cancellation of $1 million of the then outstanding amount. Stronghold will pay Mr. Carey $1,037,847, the amount remaining as of September 30, 2002, according to the terms of a Non-Negotiable Promissory Note, which was issued on May 16, 2002.

     Under the promissory note, the principal amount and accrued interest is due and payable in six equal consecutive quarterly installments commencing on the date which is two business days after we have filed our Annual Report on Form 10-K or 10-KSB for the year ended December 31, 2002. Each subsequent quarterly installment will be paid two days after we file each subsequent Form 10-Q or 10-QSB. Interest accrues under the promissory note at an annual rate of 10%. If Stronghold's net income in the relevant quarter is less than 55%, but equal to or greater than 40% of the net income amount specified in the promissory note for such quarter, then the principal balance and accrued interest due for the quarter will be deferred and the repayment will be amortized during the remaining quarters. If, however, the net income for such fiscal quarter does not exceed 40% of the specified net income amount specified for such fiscal quarter, the principal balance and accrued interest due for such quarter shall be automatically converted into fully paid and non-assessable shares of our common stock as of the date such payment would have been due, at a conversion price equal to the average closing price of our common stock for the twenty (20) trading days immediately preceding the date of conversion. The promissory note is expressly subordinated in right of payment to the prior payment in full of all of Stronghold's senior indebtedness. Subject to the payment in full of all senior indebtedness, Mr. Carey is subrogated to the rights of the holders of such senior indebtedness to receive payments or distribution of assets.

     On November 1, 2001, the Predecessor Entity entered into a loan arrangement with United Trust Bank pursuant to which the Predecessor Entity borrowed $1.5 million. The loan arrangement was due to expire by its terms, and all outstanding amounts were due to be paid, on June 30, 2002. On such date, Stronghold (as successor to the Predecessor Entity) entered into a loan arrangement and promissory note with United Trust Bank, pursuant to which Stronghold will pay back the $1.5 million outstanding under the loan in 36 monthly installments (35 principal payments of $41,667 and one final principal and interest payment of $41,837), which will begin in February 2003 and will terminate on January 1, 2006. Interest accrues on the loan at the Prime Rate, which is the highest New York City Prime Rate as is published in The Wall Street Journal. The initial Prime Rate that applies to the promissory note is 4.750%. The annual interest rate is computed on a 365/360 basis.

     On June 30, 2002, Stronghold entered into a commercial security agreement with United Trust Bank, pursuant to which Stronghold granted to United Trust Bank a security interest in all of Stronghold's inventory, chattel paper, accounts, equipment and general intangibles. Such security interest was granted to ensure payment of indebtedness and performance of all other obligations under the promissory note and the commercial security agreement.

     We plan to complete a private sale of common stock and warrants by the end of December 2002 in which we expect to receive aggregate proceeds of $2,000,000. In addition, we have received a commitment from our Chief Executive Officer, Christopher J. Carey, for bridge financing of $250,000, at an interest rate of 10% per year, which will be repaid from proceeds of the aforementioned private sale of common stock. As of November 12, 2002, we have borrowed approximately $170,000 of the total commitment from Mr. Carey.

     We believe that with the bridge financing and private placement described above, we will have sufficient cash on hand to support our operating plan until we reach operating profitability and we are cash flow positive. Therefore, at this time, we do not anticipate a need to seek additional funding.

RESULTS OF OPERATIONS

     Operations through May 16, 2002 were comprised solely of our Truffle Business, which was conducted through our wholly owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc. Operations from May 16, 2002 through September 30, 2002 were comprised of our Truffle Business (which was discontinued on July 19, 2002, as described above) and our handheld wireless technology business. Results of operations for the three months and nine months ended September 30, 2002 reflect the treatment of the Truffle Business as discontinued operations and, therefore, figures from those periods reflect operations of our handheld wireless technology business only, other than Operating Expenses. As a result, we believe that period-to-period comparisons of our results of operations will not be meaningful and should not be relied upon as indicators of future performance.

     We entered the handheld wireless technology business through our acquisition of the Predecessor Entity, which had only twenty-two months of operating history. We must, therefore, be considered to be subject to all of the risks inherent in the establishment of a new business enterprise. Our limited operating history makes it difficult to evaluate our financial performance and prospects. We cannot make assurances at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

     Revenue Recognition Policy
     --------------------------

     Revenue related to the sale of Stronghold's products is comprised of one-time charges to the dealerships for hardware (including server, wireless infrastructure, desktop PC, printer, interior/exterior access points/antennas and handheld devices), software licensing fees and installation/training services. Stronghold charged each of its DealerAdvance Sales Solution(TM) pilot dealers and all of its subsequent dealers for all costs associated with installation. The average installation for DealerAdvance Sales Solution(TM) from inception through September 30, 2002 was $83,000. The most significant variable in pricing is the number of handheld devices. Stronghold has not qualified its pricing for DealerAdvance Service Solution(TM), but expects that it will be approximately $50,000.

     Once DealerAdvance Sales Solution(TM) is installed, Stronghold provides hardware and software maintenance services for a yearly fee equal to approximately 10% of the one-time implementation fees. All dealerships contract these services, and pay on a monthly basis. Stronghold provides other services, including software and report customization, business and operations consulting, and sales training services. All of these services are contracted on an as needed basis, and typically are charged on a time and expenses basis. A large portion of the dealerships convert the one-time fee into a third party lease. Stronghold has entered into a number of relationships with leasing companies in which the leasing company finances the implementation fees for the dealership in a direct contractual relationship with the dealership. Stronghold accepts no liability under these arrangements, and the lease is based on the creditworthiness of the dealership. The leasing company receives the invoice from Stronghold, and remits funds upon acceptance by the dealership. Stronghold receives all funds as invoiced, with all interest costs passed to the dealership. These leases typically run 36 months in duration, during which time Stronghold contracts for service and maintenance services. Stronghold charges separately for future software customization after the initial installation, for additional training, and for additions to the base system (e.g., more handheld devices for additional sales people). Depending upon the dealership arrangement, the support and maintenance contracts are either billed monthly and recorded as revenue monthly, or are recorded up front to unearned maintenance fees at the present value of the 36-month revenue stream and amortized monthly to revenue over the life of the agreement.

     Software Development Capitalization Policy
     ------------------------------------------

     Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. In the three months ending September 30, 2002, Stronghold capitalized $231,292 of development costs in developing enhanced functionality of its DealerAdvance(TM) product.

Three Months Ended September 30, 2002 and Three Months Ended September 30, 2001
-------------------------------------------------------------------------------

     For the three months ending September 30, 2002, we had total revenue of $1,203,510. For the three months ending September 30, 2001, we had revenues of $261,111, representing an increase of 360%. This increase is due to the progress of Stronghold's business from beta-test phase to sales and marketing phase and the related installation of Stronghold's DealerAdvance(TM) products in 15 new dealerships from July 1, 2002 through September 30, 2002, versus the installation of 3 dealerships in the comparable period in 2001.

     Operating expenses for the three-month periods ended September 30, 2002 and September 30, 2001 were $1,341,446 and $722,910, respectively, representing an increase of $618,536, or 86%. The increase in operating expenses is attributable to the continued investments in overhead to manage the ongoing expansion of the business, and as with prior quarters, includes significant increases in product development, the continued build-out of a support network for Stronghold's dealership sites, and salaries for sales personnel and project managers who oversee the dealerships where Stronghold's DealerAdvance(TM) products are installed. In addition, Stronghold increased its allowance for doubtful accounts during the three-month period ending September 30, 2002 by $120,000 to account for potential cancellations at a small number of dealerships.

     Gross profit contribution, after direct costs of goods sold, totaled $746,407 for the three months ending September 30, 2002, and was 62% of revenue. This compares to $198,134 in the same three-month period in 2001, which was 76% of revenue. While Stronghold continues to tightly control and monitor costs, the decrease in gross profit margin from the third quarter last year is attributable to a small number of high-margin deals in last year's third quarter. Stronghold expects gross margins to run between 60% and 68% as the business grows.

     Stronghold has moved out of its beta testing phase, which essentially covered all of 2001, and into a marketing and sales mode during the first and second quarters of 2002. During the second and third quarters, revenues increased significantly as the number of dealerships installing Stronghold's DealerAdvance(TM) suite of products increased. We can offer no assurance, however, that revenues in future quarters will increase at the rate that revenues grew during the quarter ended September 30, 2002 or that gross margins will continue to increase. Notwithstanding the revenue and gross profit growth, Stronghold has yet to generate an operating profit in any accounting period.

Nine Months Ended September 30, 2002 and Nine Months Ended September 30, 2001
-----------------------------------------------------------------------------

     For the nine months ended September 30, 2002, Stronghold reported total revenue of $2,952,076, compared to the revenue for the nine-month period ended September 30, 2001 of

$576,830, representing an increase of 411%. This increase is due to the implementation of DealerAdvance(TM) products and services in 35 new dealerships from January 1, 2002 through September 30, 2002, compared with five dealerships implemented in the comparable nine-month period in 2001.

     Operating expenses for the nine-month periods ended September 30, 2002 and September 30, 2001 were $3,429,224 and $1,827,631, respectively, representing an increase of $1,601,593, or 88%. The increase in operating expenses is attributable to the continued investments in overhead to manage the expansion of the business, significant increases in product development, the continued build-out of a support network for Stronghold's dealership sites, and salaries for sales personnel and project managers who oversee the dealerships where Stronghold's DealerAdvance(TM) products are installed.

     Gross  profit  contribution,  after  direct  costs of goods  sold,  totaled
$1,904,938 for the nine months ending September 30, 2002, and was 64% of revenue. This compares to $382,917 in the same nine-month period in 2001, which was 66% of revenue. As stated above, the smaller number of deals in 2001 has led to some fluctuations in year-over-year comparisons, but Stronghold expects gross profit margins to run between 60% and 68% as the business grows.

     Stronghold has moved out of its beta testing phase, which essentially covered all of 2001, and into a marketing and sales mode during the first and second quarters of 2002. During the second and third quarters, revenues increased significantly as the number of dealerships installing Stronghold's DealerAdvance(TM) suite of products increased. We can offer no assurance, however, that revenues in future quarters will increase at the rate that revenues grew during the quarter ended September 30, 2002 or that gross margins will continue to increase. Notwithstanding the revenue and gross profit growth, Stronghold has yet to generate an operating profit in any accounting period.

Period From Inception in September 2000 through September 30, 2002
------------------------------------------------------------------

     We have incurred losses each year since our inception and we have an accumulated deficit of $4,642,025 at September 30, 2002. We expect to continue to incur losses from expenditures on research, product development, marketing and administrative activities.

     We do not expect to generate revenues in excess of operating expenses in the near future, during which time we will engage in significant research and development, and marketing and sales efforts. While Stronghold has entered into relationships with 50 automobile dealerships to use the DealerAdvance Sales Solution(TM) products through October, 2002, there can be no assurance that Stronghold will be successful in attracting other dealerships willing to use newly developed technology. Furthermore, no assurance can be given that our research and development efforts will result in any commercially viable products, or that our marketing and sales efforts will result in increased product exposure that would create sufficient revenues to support the business. Successful future operations will depend on our ability to transform our newly integrated and developed technology into commercially viable products.

FACTORS AFFECTING FUTURE OPERATING RESULTS

We Have A History Of Incurring Net Losses, We Expect Our Net Losses To Continue As A Result Of Planned Increases In Operating Expenses And If We Cannot Eventually Sustain Profitability We May Not Be Able To Continue Operations

     We have a history of operating losses in our wireless business and have incurred significant net losses in such business in each fiscal quarter since our inception. From inception to the quarter ending September 30, 2002, we incurred net losses totaling $4,642,025 and we had a net loss of $2,420,088 for the fiscal year ended December 31, 2001. We expect to continue to incur net losses and negative cash flows throughout 2002 because we intend to increase operating expenses to develop the Stronghold brand through marketing, promotion and enhancement of our services. As a result of this expected increase in operating expenses, we will need to generate significant additional revenue to achieve profitability. Our ability to generate and sustain significant additional revenue or achieve profitability will depend upon the factors discussed elsewhere in this Quarterly Report on Form 10-QSB, as well as numerous other factors outside of our control, including:

     o Development of competing products that are more effective or less costly than ours;
     o Our ability to develop and commercialize our own products and technologies; and
     o Our ability to achieve increased sales for our existing products and sales for any new products.

     It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we may be unable to continue our operations.

We Are Subject to the Financial Risks of a New Business Enterprise

     We were formed in September 2000 to import and market truffle oil products. Our focus has recently shifted to development and marketing of handheld wireless technology for the automotive dealer software market. We entered this business through the acquisition of an entity with only 26 months of operating history. We must, therefore, be considered to be subject to all of the risks inherent in the establishment of a new business enterprise, including depletion of operating funds. In addition, as with other young companies, we may experience design, marketing, and other difficulties that could delay or prevent the development, introduction or marketing of our products and enhancements. If we are unable to sustain cash for operating purposes or if we have problems delivering our products to market, we may have to cease operations completely.

Our Limited Operating History Provides Little Guidance for Future Performance

     Our limited operating history may be misleading and makes it difficult to evaluate our financial performance and prospects. Although we have had sufficient access to working capital historically, we cannot assure you at this time that we will have adequate working capital to meet our obligations as they become due. In addition, we have not operated profitably historically, and we cannot assure you at this time that we will ever operate profitably. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

If We Fail to Collect on Our Accounts Receivable, We May be Unable to Pay For Our Liabilities

     Our accounts receivable from the 2001 fiscal year end of $282,360, increased to $2,246,229 for the nine-month period ended September 30, 2002. This represents an increase of $1,963,869. During the first nine months of 2002 we implemented our DealerAdvance Sales Solution(TM) in a total of 35 additional dealerships. Each dealership was billed for hardware (including server, wireless infrastructure, desktop PC, printer, interior/exterior access points/antennas and handheld devices), and depending upon the arrangement, we may have also billed such dealerships for software licensing fees and installation/training services. We currently offer dealerships a 60-day performance guarantee, after which we are owed the full amount of the receivable from the customer. The performance guarantee period (previously 90 days) has created a larger Accounts Receivable balance, proportionate to sales, than we expect to incur after our products have reached a higher level of general market acceptance, at which time the performance guarantee will likely be shortened in length, modified, or eliminated. While we have historically encountered only one cancellation after the performance guarantee period, there is no assurance that we will not encounter higher cancellations in the future. There can be no assurance that we will collect on the total amount of outstanding accounts receivable. If we do not receive even a portion of the accounts receivable from the dealerships, our liquidity position may be harmed such that we may be unable to pay for our own liabilities, including making payroll payments to our employees.

If We Fail To Gain Market Acceptance Of Our Products We May Never Achieve Profitability

     We are still in the verification and validation stages of our DealerAdvance(TM) suite of products. Our first pilot system for DealerAdvance Sales Solution(TM) was installed in April 2001 and our sixth and final pilot system was installed in September 2001. We have implemented a total of 35 additional sites during 2002, 34 of which are still operating. We expect to introduce our DealerAdvance Service Solution(TM) and DealerAdvance Inventory Management Solution(TM) over the next two years. These solutions are still in the development stages and are not yet at the point where they are ready to be installed in test sites. While we have received positive feedback and market acceptance of DealerAdvance Sales Solution(TM) by the test sites, we have overall limited commercial sales to dealers. Fifty total systems is a small number and results in such sites may not be indicative of the overall market acceptance and success of DealerAdvance Sales Solutions(TM) or our entire DealerAdvance(TM) suite of products.

     Furthermore, the nature of our handheld product and technology requires us to market almost exclusively to automobile dealerships. Should any particular dealership or conglomerate of dealerships favor other providers of similar services or not utilize our services to the extent anticipated, our revenue will decrease. Therefore, our prospects for future profitability will depend on our ability to successfully sell our products to key automobile dealerships that may be inhibited from doing business with us because of their commitment to their own technologies and products or because of our relatively small size and lack of sales and production history. The poor economy may also have an impact on the market acceptance of our products. Big-ticket consumer purchases are sensitive to broad economic trends, and our business could suffer if automobile dealerships are affected by the continuing poor economic conditions. For example, if dealer sales are trending downward, capital expenditures like those associated without our DealerAdvance(TM) suite of products may be delayed or abandoned. If, for any of the above reasons, our products do not gain market acceptance, we may not achieve profitability and may eventually have to cease operations.

If We Fail To Manage Our Growth Effectively, We Will Lose Sales To Our Competitors And Our Revenue Will Decrease

     The future  success  and  profitability  of the  Company  depends  upon our ability to sell our  products  to a large  number of  customers  throughout  the country. In order to reach our target markets, we need to sustain sales operations in many different states. We have begun expanding our operations in anticipation of an aggressive rollout of our DealerAdvance(TM) product suite. In the past nine months our sales and marketing team has increased from 7 to 22 employees. We have strategically hired additional sales representatives in eight more states in the past nine months, expanding into Arizona, Virginia, Southern California, Florida, Illinois, Ohio, Texas and Georgia. Additionally, we must continue to develop and expand our systems and operations as the number of automobile dealerships installing our products and requiring our ongoing services increases. The pace of our anticipated expansion, together with the level of expertise and technological sophistication required to provide implementation and support services, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery and post-installation and post-consultation field and remote support. This development and expansion has placed, and we expect it to continue to place, strain on our managerial, operational and financial resources.

     We may be unable to develop and expand our systems and operations for one or more of the following reasons:

     o We may not be able to locate or hire at reasonable compensation rates qualified and experienced sales staff and other employees necessary to expand our capacity on a timely basis;
     o We may not be able to obtain the hardware necessary to expand the automobile dealership capacity of our products on a timely basis;
     o We may not be able to expand our customer service, billing and other related support systems;
     o We may not be able to integrate new management and employees into our overall operations;
     o We may not be able to establish improved financial and accounting systems; and
     o We may not be able to successfully integrate our internal operations with the operations of our product manufacturers, distributors and suppliers to product and market commercially viable products.

     If we cannot manage our growth effectively, we will lose ground to our competitors, our revenue will fall, and our costs of doing business will rise. Additionally, any failure on our part to develop and maintain our wireless technology products if we experience rapid growth could significantly adversely affect our reputation and brand name which could reduce demand for our services and reduce the corresponding revenue associated with the lost demand.

If We Are Unable To Obtain Sufficient Funds, And Continue To Incur A Cash Flow Deficit, We May Eventually Be Forced To Cease Operations

     We are an early stage company with high research and development costs and low levels of revenue. We do not expect to earn a profit this quarter. Because we may not generate significant revenue from continuing operations, we must raise working capital from outside sources. If we cannot raise capital from investors, we will incur a cash flow deficit and be forced to curtail and eventually cease operations.

     We are currently taking steps to raise additional capital by the end of 2002 and anticipate that we will be required to periodically raise more capital over the next several years in order to operate according to our business plan. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our shareholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Also, lending institutions or private investors may impose restrictions on future decisions by us to make capital expenditures, acquisitions or asset sales.

     Since inception, we have financed all of our operations through private equity financings and a commercial bank loan. Our future capital requirements depend on numerous factors, including:

     o    The scope of our research and development;
     o Our ability to attract business partners willing to share in our development costs;
     o    Our ability to successfully commercialize our technology;
     o    Competing technological and market developments;
     o    Our ability to collect our accounts receivable in a timely manner; and
     o Our ability to enter into collaborative arrangements for the development, regulatory approval and commercialization of other products.

     We may not be able to locate additional funding sources at all or on acceptable terms. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products to customers, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business by forcing us to curtail operations.

We Depend On Attracting And Retaining Key Personnel and the Loss of Their Services Might Significantly Delay or Prevent the Achievement of Development or Strategic Objectives

     We are highly dependent on the principal members of our management, research and sales staff. The loss of their services might significantly delay or prevent the achievement of development or strategic objectives. Our success depends on our ability to retain key employees and to attract additional qualified employees. Competition for personnel is intense, and we cannot assure you that we will be able to retain existing personnel or attract and retain additional highly qualified employees in the future.

     Furthermore, our products are based upon a proprietary technology developed by our key personnel. Our technology is innovative in many ways and has not yet been widely accepted in the market. Therefore, there are no replacement personnel available who have the appropiate knowledge of our products or industry. As a result, with the loss of our key personnel, we would lose expertise and business contacts that are not replaceable. The loss of our key personnel would eventually lead to a clouding of our direction and purpose, and may result in declining profits.

     Our subsidiary, Stronghold, has an employment agreement in place with its President and Chief Executive Officer, Christopher J. Carey, which provides for vesting of stock options for the purchase of shares of our common stock based on continued employment or on the achievement of performance objectives as set forth in the employment agreement. Although the options held by other key personnel also vest upon the achievement of performance objectives, their options are not assured to vest based upon continued employment, as is the case with Mr. Carey. If we are unable to hire and retain personnel in key positions, our business could be significantly and adversely affected unless qualified replacements can be found.

     Our success is heavily dependent on the vision, technological knowledge, business relationships and abilities of our current president, Mr. Carey. Any reduction of Mr. Carey's role in the handheld technology business would lead to a loss of vision and momentum of our product development and the loss of revenue due to a decrease in dealership contacts. Mr. Carey's employment contract expires on December 31, 2004.

An Interruption In The Supply of Products and Services that We Obtain From Third Parties Could Cause a Decline in Sales of Our Products and Services

     We are dependant upon certain providers of operating software, including Microsoft and their Pocket PC software, to provide the backdrop for our applications work. If there are significant changes to this software, or if this software stops being available or supported, we will experience a disruption to our product and to our development effort.

     In designing, developing and supporting our wireless data services, we rely on mobile device manufacturers, content providers, database providers and software providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our products and services, unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

Due To Intense Competition And Rapidly Changing Technology In The Wireless Industry, We May Be Unable To Successfully Gain Market Share From Our Competitors

     Many wireless technology and software companies are engaged in research and development activities relating to our range of products. The market for handheld wireless technology is intensely competitive, rapidly changing due to continual technological innovation, and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products. Our competitors in the field are companies that include major international car dealership service companies, specialized technology companies, and, potentially, our joint venture and strategic alliance partners. Such companies include: Automotive Directions, Higher Gear, Autobase, Cowboy Corporation and Autotown, among others. Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, sales, service, manufacturing and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

If Intellectual Property Law Does Not Adequately Protect Our Technology, Other Companies Could Develop And Market Similar Products Or Services, Which Could Decrease Our Market Share

     Our success depends on our ability to sell products and services for which we may not have intellectual property rights. We currently do not have patents on any of our intellectual property. We have filed for a patent, which protects a number of developments pertaining to the management of information flow for automotive dealer-based software. An additional application is currently being planned which will address certain proprietary features pertaining to our systems components, related equipment and software modules. We cannot assure you we will be successful in protecting our intellectual property through patent law. In addition, although we have applied for U.S. federal trademark protection for "DealerAdvance", we do not have any U.S. federal trademark registrations for the marks "DealerAdvance Sales Solution", "DealerAdvance Service Solution", "DealerAdvance Inventory Management Solution", or certain of our other marks and we may not be able to obtain such registrations due to conflicting marks or otherwise. We rely primarily on trade secret laws, patent law, copyright law, unfair competition law and confidentiality agreements to protect our intellectual property. To the extent that intellectual property law does not adequately protect our technology, other companies could develop and market similar products or services without the same level of capital expenditure that we incurred, which could increase our competition and decrease our market share.

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

Our Management And Other Affiliates Have Significant Control Of Our Common Stock And Could Control Our Actions In A Manner That Conflicts With Our Interests And The Interests Of Other Stockholders

     As of September 30, 2002, our executive officers, directors and affiliated entities together beneficially own approximately 72.0% of the outstanding shares of our common stock, assuming the exercise of warrants which are currently exercisable and held by such persons, and the conversion of outstanding shares of our Series A $1.50 Convertible Preferred Stock held by such persons. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of our company, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

     In addition, our president owns approximately 58% of our current outstanding common stock. As a result, he has the ability to control our company and direct our affairs and business, including the approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. Any of these events could decrease the market price of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and acting chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                           PART II. OTHER INFORMATION.
                           -------- ------------------

ITEM 2.  CHANGES IN SECURITIES.

RECENT SALES OF UNREGISTERED SECURITIES

     Options

     On July 17, 2002 our board of directors and stockholders approved the adoption of our 2002 Stock Incentive Plan. Under such plan we have granted
158,350 options to certain employees at a weighted average exercise price of $1.50 per share. Of the employee options, 8,150 were fully vested upon grant, 149,200 vest according to a three-year vesting schedule, and 1,000 vest according to the achievement of certain performance goals.

     On August 20, 2002, our board of directors and stockholders approved the adoption of the 2002 California Stock Incentive Plan. Under such plan we have granted 69,600 options to certain employees at a weighted average exercise price of $1.50. 15,600 of such options were fully vested upon grant, and 54,600 vest according to a three-year schedule.

     Preferred Stock and Warrants

     On each of May 16, July 3, July 11 and July 19, 2002 we issued (i) 500,000, 500,000, 500,000 and 502,750 shares, respectively, of our Series A $1.50 Convertible Preferred Stock and (ii) warrants to purchase 500,000, 500,000, 500,000 and 502,750 shares, respectively, of our common stock, to Stanford Venture Capital Holdings, Inc. for an aggregate purchase price of $3 million. Stanford subsequently assigned warrants for a total of 1,001,376 shares of common stock to four of its affiliates. Stanford is an accredited investor.

     Common Stock

     During August, September, and October 2002 we entered into eight subscription agreements with private investors, pursuant to which we issued an aggregate of 179,333 shares of our common stock at $1.50 per share. These private investments generated total proceeds to us of $269,000. Each private investor has signed a questionnaire certifying that he/she is an accredited investor.

     No underwriter was employed by us in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Each of the recipients acquired the securities for investment purposes only and not with a view to distribution and had adequate information about us. Neither we, nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. A legend was placed, or will be placed, on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Pursuant to a Written Action of Stockholders, dated July 31, 2002, a majority of our stockholders approved the adoption of our 2002 Stock Incentive Plan. Pursuant to a Written Consent of Stockholders dated August 20, 2002, a majority of our stockholders approved the adoption of our 2002 California Stock Incentive Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this report.

(b)  Reports on Form 8-K.

     During the quarter ended September 30, 2002, we filed one Current Report on Form 8-K and one Amendment to Current Report on Form 8-K/A.

     On July 17, 2002, we filed a Current Report on Form 8-K. The Form 8-K disclosed (i) the change in our certifying accountant from Rogoff & Company, P.C. to Rothstein, Kass & Company, P.C., as required pursuant to Item 4 of Form 8-K and (ii) the Amendment to our Articles of Incorporation to reflect our name change from "TDT Development, Inc." to "Stronghold Technologies, Inc.", pursuant to Item 5 of Form 8-K.

     On July 30, 2002 we filed a Current Report on Form 8-K/A. The Form 8-K/A amended the Current Report on Form 8-K, dated May 31, 2002, which we filed to furnish information regarding the merger of Stronghold Technologies, Inc., a New Jersey corporation, with our wholly-owned subsidiary, TDT Stronghold Acquisition Corp., pursuant to Item 2 of Form 8-K. The Form 8-K/A includes, pursuant to Item 7 of Form 8-K, unaudited financial statements of Stronghold Technologies, Inc., and unaudited pro forma financial statements of the Company that give effect to the merger.

     We filed no other reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STRONGHOLD TECHNOLOGIES, INC.


DATE: November 14, 2002               By: /s/ Christopher J. Carey
                                          -------------------------------------
                                          Christopher J. Carey, President, Chief
                                          Executive Officer and Acting Chief
                                          Financial Officer

                                 CERTIFICATIONS


     I, Christopher J. Carey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Stronghold Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                /s/ Christopher J. Carey
                                       -----------------------------------------
                                       Christopher J. Carey
                                       President, Chief Executive Officer and
                                       Acting Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number         Title of Document
------         -----------------

10.1           Employment Agreement by and between Stronghold Technologies, Inc.
               and Gregory P. Sargen, dated October 31, 2002.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.