Form 10KSB
period 2002-12-31
STRONGHOLD TECHNOLOGIES INC
filed 2003-04-15
CIK 1133598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31,
                       2002 Commission File No. 333-54822

                          STRONGHOLD TECHNOLOGIES, INC.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Nevada                                      22-376235
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


450 Claremont Road, Bernardsville, NJ                                  07924
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)


                                 (908) 630-9696
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:

                                      None.

     Securities registered under Section 12(g) of the Exchange Act:

                                      None.

         Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes:  X         No:
                             ---             ---


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


         State  Registrant's  revenues for fiscal year ended  December 31, 2002:
$2,802,483


         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant: $2,368,596 at February 28, 2003 based on the closing sales price on that date.


         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 28, 2003:

Class                                                   Number of Shares
-----                                                   ----------------
Common Stock, $0.0001 par value                              9,857,000

                  Transitional Small Business Disclosure Format

                        Yes:            No:   X
                             ---             ---

         The following documents are incorporated by reference into the Annual Report on Form 10-KSB: None.

                                TABLE OF CONTENTS

              Item                                                                                 Page
              ----                                                                                 ----
PART I        1.   Business.........................................................................1

              2.   Properties......................................................................15

              3.   Legal Proceedings...............................................................15

              4.   Submission of Matters to a Vote of Security Holders.............................15

PART II       5.   Market for the Company's Common Equity and Related
                   Stockholder Matters.............................................................16

              6.   Management's Discussion and Analysis and Results of Operations..................17

              7.   Financial Statements............................................................23

              8.   Changes In and Disagreements with Accountants on
                   Accounting and Financial Disclosure.............................................24

PART III      9.   Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16(a) of the
                   Exchange Act....................................................................25

              10.  Executive Compensation..........................................................27

              11.  Security Ownership of Certain Beneficial Owners
                   and Management and Related Stockholder Matters..................................35

              12.  Certain Relationships and Related Transactions..................................36

              13.  Exhibits, List and Reports on Form 8-K..........................................39

              14.  Control and Procedures..........................................................39

SIGNATURES ........................................................................................40

CERTIFICATIONS.....................................................................................42

EXHIBIT INDEX .....................................................................................43

FINANCIAL STATEMENTS..............................................................................F-1

                                     PART I

ITEM 1.           BUSINESS

OUR HISTORY

         We were incorporated on September 8, 2000 in the State of Nevada, under the name TDT Development, Inc. On May 16, 2002, we acquired Stronghold Technologies, Inc., a New Jersey corporation, referred to herein as the "Predecessor Entity", pursuant to a merger of such entity into our wholly-owned subsidiary, TDT Stronghold Acquisition Corp., referred to herein as "Acquisition Sub". As consideration for the merger, we issued 7,000,000 shares of our Common Stock, par value $0.0001 per share, to the stockholders of the Predecessor Entity in exchange for all of the issued and outstanding shares of the Predecessor Entity. After the closing of the merger, Acquisition Sub, the survivor of the merger, changed its name to Stronghold Technologies, Inc. and remains our wholly-owned subsidiary. On July 11, 2002, we changed our name from TDT Development, Inc. to Stronghold Technologies, Inc. Finally, on July 19, 2002, we exchanged all of the shares that we held in our two other wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc., for 75,000 shares of our Common Stock held by Mr. Pietro Bortolatti, our former president. These subsidiaries conducted an import and distribution business specializing in truffle-based food products.

         All references to "we," "us," "our," or similar terms used herein refer to Stronghold Technologies, Inc., a Nevada corporation, formerly known as TDT Development, Inc. or its wholly-owned subsidiary, Stronghold Technologies, Inc. a New Jersey entity. All references to "Stronghold" used herein refer to just our wholly-owned subsidiary, Stronghold Technologies, Inc., a New Jersey corporation. All references to the "Predecessor Entity" refer to the New Jersey corporation we acquired on May 16, 2002, Stronghold Technologies, Inc., which was merged with and into Stronghold.

         Our principal executive offices are located at 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604. Our telephone number at that location is 201-727-1464 and our Internet address is www.strongholdtech.com. The information contained on our website is not incorporated by reference herein.

SUMMARY OF DISCONTINUED TRUFFLE BUSINESS OPERATIONS

         From our inception on September 8, 2000, through July 19, 2002, we imported, marketed and distributed specialized truffle-based food products, including fresh truffles, truffle oils, truffle pates, truffle creams and truffle butter, through our former wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc. Our target market included retailers such as restaurants, specialty food stores, delicatessens and supermarkets. We imported products directly from Italian producers and marketed our products in the specialty food industry. We marketed our products primarily in Florida, South Carolina, North Carolina and California, and also earned commissions on sales made in Belgium, Holland and Germany.

         As a result of our receiving 75,000 shares of Common Stock from Mr. Bortolatti and the concurrent transfer of our interest in the truffle business to him, we are no longer involved in the truffle business. The sale of these subsidiaries was part of our effort to focus on the handheld technology business.

OVERVIEW OF HANDHELD TECHNOLOGY BUSINESS

         On May 16, 2002, we entered the handheld wireless technology business via our acquisition by merger of the Predecessor Entity. The Predecessor Entity was founded on August 1, 2000 by Christopher J. Carey, our current Chief Executive Officer and President, and two other executive officers of Stronghold:
Lenard J. Berger, Chief Technology Officer and Salvatore F. D'Ambra, Vice President, Product Development. This founding group has substantial expertise in systems design, software development, wireless technologies and automotive dealer software applications. The Predecessor Entity was founded to develop proprietary handheld wireless technology for the automotive dealer software market. Since the merger of the Predecessor Entity into our subsidiary, now Stronghold, Stronghold continues to conduct the Predecessor Entity's handheld wireless technology business.

         Stronghold's DealerAdvance(TM) suite of Customer Relationship Management software, referred to as CRM, has been designed to maximize the revenues and reduce the operating expenses of automobile dealerships. Stronghold has completed the development of DealerAdvance Sales Solution(TM), a software suite designed to increase sales by effectively capturing a greater percentage of unsold customer prospects and maximizing customer "be-back" (return) and closure rates. We plan to introduce a full range of CRM systems, including the DealerAdvance Service Solution(TM) and the DealerAdvance Inventory Management Solution(TM), products designed to increase revenues and maximize profitability by effectively managing dealer service operations, customer information and vehicle inventory. These products are similar to the handheld and wireless systems used in the auto rental industry. Consumers are now accustomed to a swift car return process wherein the attendant scans the car, brings up the rental terms, completes the sale and prints out a receipt, all without having to step over to a counter.

DESCRIPTION OF PRODUCTS

         The DealerAdvance Sales Solution(TM) provides automobile dealerships the following advantages:

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

         The DealerAdvance Sales Solution(TM) offers the following services:

     o   Customer profiling;

     o   Drivers license scanning;

     o   Reverse phone look-up;

     o   Electronic signature capture;

     o   Dealer vehicle information and competitive product comparisons;

     o   Vehicle inventory status;

     o   Integrated purchase forms completion and printing;

     o   Used car appraisal;

     o   Management reports;

     o   Customer relationship management system functions;

     o   DMS integration capability; and

     o   E-mail and Internet access.

         Stronghold installed Version 1.0 of the DealerAdvance Sales Solution(TM) in six pilot dealerships during 2001. These dealerships were spread throughout New Jersey, California and Connecticut. Stronghold introduced Version
2.0 of DealerAdvance Sales Solution(TM) at all of its sites by the end of September 2001.

         Stronghold introduced Version 3.0 of its software and installed another 3 dealership sites in the first quarter ending March 31, 2002, adding customers in New York. In the second quarter ending June 30, 2002, Stronghold installed another 7 sites, adding customers in Arizona, Southern California and South Carolina. In the third quarter ending September 30, 2002, Stronghold implemented another 10 sites, adding customers in Virginia, Florida, South Carolina and Central California, and introduced Version 3.1 of its software. In the fourth quarter ending December 31, 2002, Stronghold installed an additional 13 dealerships, adding customers in

Texas, Indiana and Michigan. Overall, in 2002, Stronghold installed DealerAdvance Sales Solution(TM), in a total of 33 dealerships sites representing Toyota, Honda, Ford, Chevrolet, Nissan, Volkswagen, Buick, Pontiac, Cadillac, Chrysler, Dodge, Kia and Hyundai.

         Stronghold plans to utilize its direct sales force to market the DealerAdvance Sales Solution(TM) on a national basis. Stronghold has established a strong presence in most regions of the United States, and is continuing to add business development and operations offices pursuant to an organized growth plan. Stronghold began the year with business development managers in Northern New Jersey and San Francisco, and ended the year with additional sales and operations people operating in Atlanta, San Francisco, Los Angeles, Phoenix, Miami, Cleveland and Washington, DC.

         At  December   31,   2002,  a  total  of  37  dealers  were  using  the
DealerAdvance Sales Solution(TM), of which approximately 32 had reached or exceeded the 60-day performance period associated with installation.

NEW PRODUCT DEVELOPMENTS

         The Stronghold development staff is currently developing DealerAdvance Service Solution(TM), a handheld wireless system that allows service advisors to leave their desks and greet clients at their cars to process their service order. Initial beta installations of the product are expected to begin in the fall of 2003, with general availability by the end of 2003.

         The DealerAdvance Service Solution(TM) will provide for improved customer service and reduced vehicle check time in and will allow dealer representatives to scan a particular vehicle identification number from the windshield or door. DealerAdvance Service Solution(TM) will also provide for instant mobile access to client and vehicle history and will allow the dealer representatives to access warrantee and service period advice instantly. This product will also provide an up-selling application to increase revenue per repair order and will include an application to allow service marketing through the DealerAdvance(TM) CRM application.

         The development plan includes the addition of a third product called DealerAdvance Inventory Management Solution(TM), a handheld wireless system for the management of new and used car inventory. DealerAdvance Inventory Management Solution(TM) would provide a handheld device for the scanning of incoming and outgoing vehicles, immediately adjusting inventory on hand for sale. In addition, the system would provide for the printing of used car stickers, the capture of Vehicle Identification Numbers for used car appraisal and estimates, and the loading of vehicle specifics to the dealer web site.

RESEARCH AND DEVELOPMENT

         Since inception, we have spent approximately $2,055,159 on research and development activities. While we have been successful in meeting planned goals in the development and introduction of DealerAdvance Sales Solution(TM), there can be no assurance that our research and development efforts will be successful with respect to additional products, or if successful, that we will be able to successfully commercially exploit such additional products.

COMPETITION RELATED TO HANDHELD TECHNOLOGY BUSINESS

         The DealerAdvance Sales Solution(TM) is a wireless dealership sales productivity system that improves sales performance, reduces costs and creates operational efficiency. Currently, Stronghold does not believe that it has any direct competition in this specific sector. However, Stronghold expects emerging competitive players in the wireless handheld solutions market in the future. Stronghold does compete with the traditional CRM providers and the emerging new CRM providers in the retail automotive dealer software market. The leading CRM companies that Stronghold competes against are:

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

     o Cowboy Corporation, recently acquired by Cobalt Corporation, and a provider of ASP sales prospect management systems and customer relationship management systems which services the retail automotive industry exclusively; and

     o Autotown, a provider of PC and web-based front-end sales systems, which services the retail automotive industry exclusively.

         We believe that our proprietary technology is unique and, therefore, places it at a competitive advantage in the industry. However, there can be no assurance that our competitors will not develop a similar product with properties superior to our own or at greater cost-effectiveness.

MARKETING AND SALES

         Stronghold has defined a target market of approximately 10,000 dealerships that meet the base criteria for potential use of our system. More specifically, Stronghold has qualified a primary target market of 6,500 dealerships where the potential sale and use of the system is the greatest. The primary target market includes dealerships that sell a minimum of 75 new and used cars each month and do not have a CRM system currently installed.

         Stronghold distributes its DealerAdvance Sales Solution(TM) through direct sales, which Stronghold believes is most effective when introducing an innovative new solution to the marketplace. Stronghold is continuing to grow its Sales and Marketing team, which is aligned along geographic territory units.

EMPLOYEES

         Stronghold currently has a total of 37 full-time employees and 3 part-time employees, of which 25 are dedicated to marketing and sales and regional customer support. During

Stronghold's initial expansion, Stronghold has hired senior and experienced business development mangers to provide initial regional market penetration. As regional managers are hired or promoted after the initial expansion, Stronghold will place more responsibility on less senior, but equally aggressive and professional, sales executives for continued expansion. Client consultants are responsible for providing installation, training and ongoing support services to Stronghold's new and existing customers. Client Consultants report to Regional Managers who in turn report to a National Manager located in Virginia. Stronghold anticipates hiring a Marketing Manager in 2003. The Marketing Manager will work closely with the CEO and the Regional Vice Presidents of Sales to execute Stronghold's marketing strategy and to enhance market awareness of the DealerAdvance Sales Solution(TM). There are no collective bargaining arrangements among Stronghold employees. We believe Stronghold's relationship with its employees to be good.

OUR INTELLECTUAL PROPERTY

         We have been granted a trademark for DealerAdvance(TM) and have a patent application pending that seeks protection of a number of developments pertaining to the management of information flow for automotive dealer-based software. An additional application is currently being planned which will address certain proprietary features pertaining to systems components, related equipment and software modules.

SAFE HARBOR STATEMENT

         The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 ("the Securities Act"), as amended and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, the our statements regarding the anticipated growth in the markets for the our technologies, the continued development of our products, the approval of the our Patent Applications, the successful implementation of the our sales and marketing strategies, the anticipated longer term growth of our business, and the timing of the projects and trends in future operating performance are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the uncertainty of market acceptance and the timing and completion of pilot project analysis, and other factors, including general economic conditions, not within our control. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

FACTORS THAT MIGHT AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS, FINANCIAL CONDITION AND/OR STOCK PRICE

         The more prominent risks and uncertainties inherent in our business are described below. However, additional risks and uncertainties may also impair its business operations. If any of the following risks actually occur, our business, financial condition or results of operations may suffer.

                          RISKS CONCERNING OUR BUSINESS

WE HAVE A HISTORY OF INCURRING NET LOSSES; WE EXPECT OUR NET LOSSES TO CONTINUE AS A RESULT OF PLANNED INCREASES IN OPERATING EXPENSES; AND WE MAY NEVER ACHIEVE PROFITABILITY.

         We have a history of operating losses in our wireless business and have incurred significant net losses in such business in each fiscal quarter since our inception. We had a net loss of $4,528,803 for the fiscal year ended December 31, 2002. We had a net operating loss of $4,315,356 for the fiscal year ended December 31, 2002 and a net operating loss of approximately $3,273,000 for the period from May 17, 2002 through December 31, 2002 to offset future taxable income. Loss prior to May 17, 2002 was passed directly to the shareholders and, therefore, is not included in the loss carry-forward. We expect to continue to incur net losses and negative cash flows because we intend to increase operating expenses to develop the Stronghold brand through marketing, promotion and enhancement of our services. As a result of this expected increase in operating expenses, we will need to generate significant additional revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section, as well as numerous other factors outside of our control, including:

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

IF WE ARE UNABLE TO OBTAIN SUFFICIENT FUNDS, AND INCUR A CASH FLOW DEFICIT, OUR BUSINESS COULD SUFFER.

         We believe that the funds raised through our recent debt and equity financings will only be sufficient for our needs for the immediate future, raising substantial doubt about our ability to continue as a going concern. We anticipate that we will be required to raise additional capital by the second quarter of 2003 and over the next several years in order to operate according to our business plan. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Also, lending institutions or private investors may impose restrictions on future decisions by us to make capital expenditures, acquisitions or asset sales.

         We may not be able to locate additional funding sources at all or on acceptable terms. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, grow our business or respond to competitive pressures or unanticipated requirements, each of which could seriously harm our business.

         Since inception, we have financed all of our operations through private equity and debt financings and commercial bank loans. Our future capital requirements depend on numerous factors, including:

     o   The scope of our research and development;

     o   Our ability to successfully commercialize our technology; and

     o   Competing technological and market developments.


WE HAVE A LIMITED OPERATING HISTORY.

         We were formed in September 2000 to import and market truffle oil products. As of May 16, 2002, our focus shifted to development and marketing of handheld wireless technology for the automotive dealer software market. We entered this business through the acquisition of an entity with only 23 months of operating history. We must, therefore, be considered to be subject to all of the risks inherent in the establishment of a new business enterprise. Our limited operating history makes it difficult to evaluate our financial performance and prospects. We cannot assure you at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

IF WE FAIL TO GAIN MARKET ACCEPTANCE OF OUR PRODUCTS, OUR BUSINESS AND RESULTS OF OPERATIONS WOULD BE HARMED.

         We are still in the verification and validation stages of our DealerAdvance(TM) suite of products. Our first pilot system for DealerAdvance Sales Solution(TM) was installed in April 2001 and our sixth and final pilot system was installed in September 2001. We implemented a total of 33 additional sites in 2002. We expect to introduce our DealerAdvance Service Solution(TM) and DealerAdvance Inventory Management Solution(TM) over the next two years. These solutions are still in the development stages and are not yet at the point where they are ready to be installed in test sites. While we have received positive feedback and market acceptance of DealerAdvance Sales Solution(TM) by the test sites, thirty-nine systems is a small number and results in such sites may not be indicative of the overall market acceptance and success of DealerAdvance Sales Solutions(TM) or our entire DealerAdvance(TM) suite of products. We may experience design, marketing, and other difficulties that could delay or prevent our development, introduction, or marketing of these and other new products and enhancements. In addition, the costs of developing and marketing our products may far outweigh the revenue stream generated by such products. Finally, our prospects for success will depend on our ability to successfully sell our products to key automobile dealerships that may be inhibited from doing business with us because of their commitment to their own technologies and products, or because of our relatively small size and lack of sales and production history.

     The nature of our handheld product and technology requires us to market almost exclusively to automobile dealerships. Should any particular dealership or conglomerate of dealerships favor other providers of similar services or not utilize our services to the extent anticipated, our business may be adversely affected. The economy may also have an impact on the market acceptance of our products. Big-ticket consumer purchases are sensitive to broad economic trends. Therefore, our business could suffer if our customers, automobile dealerships, are affected by the continuing poor economic conditions. For example, if dealer sales are trending downward, capital expenditures, like those associated with our DealerAdvance (TM) suite of products, may be delayed or abandoned.

IF WE FAIL TO PROPERLY MANAGE OUR GROWTH, OUR BUSINESS AND RESULTS OF OPERATIONS WOULD BE HARMED.

         We have begun expanding our operations in anticipation of an aggressive rollout of our DealerAdvance(TM) product suite. In the past twelve months, our sales, marketing and customer support team has increased from 7 to 25 employees. We have strategically hired additional sales representatives in seven more states in the past twelve months, expanding into Arizona, Virginia, Southern California, Florida, Ohio, Texas and Georgia. Additionally, we must continue to develop and expand our systems and operations as the number of automobile dealerships installing our products and requiring our ongoing services increases. The pace of our anticipated expansion, together with the level of expertise and technological sophistication required to provide implementation and support services, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery and post-installation and post-consultation field and remote support. This development and expansion has placed, and we expect it to continue to place, strain on our managerial, operational and financial resources.

         We may be unable to develop and expand our systems and operations for one or more of the following reasons:

     o We may not be able to locate or hire at reasonable compensation rates qualified and experienced sales staff and other employees necessary to expand our capacity on a timely basis;

     o We may not be able to obtain the hardware necessary to meet the demand by automobile dealership of our products, in a timely manner;

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

         If we cannot manage our growth effectively, our business and operating results will suffer. Additionally, any failure on our part to develop and maintain our wireless technology products during a period of rapid growth could significantly adversely affect our reputation and brand name which could reduce demand for our services and adversely affect our business, financial condition and operating results.

WE DEPEND ON ATTRACTING AND RETAINING KEY PERSONNEL.

         We are highly dependent on the principal members of our management, research and sales staff. The loss of their services might significantly delay or prevent the achievement of our strategic objectives. Our success depends on our ability to retain key employees and to attract additional qualified employees. Competition for personnel is intense, and we cannot assure you that we will be able to retain existing personnel or attract and retain additional highly qualified employees in the future.

         Our subsidiary, Stronghold, has an employment agreement in place with its President and Chief Executive Officer, Christopher J. Carey, which provides for vesting of options exercisable for shares of our Common Stock based on continued employment and on the achievement of performance objectives defined by the board of directors. Stronghold does not have similar retention provisions in employment agreements with its other key personnel. If we are unable to hire and retain personnel in key positions, our business could be significantly and adversely affected unless qualified replacements can be found.

         Our success is dependent on the vision, technological knowledge, business relationships and abilities of our current president, Mr. Carey. Any reduction of Mr. Carey's role in the handheld technology business would have a material adverse effect on us. Mr. Carey's employment contract expires on December 31, 2004.

INCREASING POLITICAL AND SOCIAL TURMOIL, SUCH AS TERRORIST AND MILITARY ACTIONS, INCREASE THE DIFFICULTY FOR US AND OUR STRATEGIC PARTNERS TO FORECAST ACCURATELY AND PLAN FUTURE BUSINESS ACTIVITIES.

         Recent political and social turmoil, including the terrorist attacks of September 11, 2001 and the current conflict in the Middle East, can be expected to put further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions may make it difficult for us to plan future business activities. For example, if the current conflict in the Middle East continues to escalate, our operations and general economic conditions could be adversely affected. Specifically, if the current economic conditions continue to decline, consumers may be less inclined to make large purchases, such as automobiles. Consequently, if dealer sales suffer, dealerships may decrease capital expenditures like those associated with our products.

                    RISKS CONCERNING OUR HANDHELD TECHNOLOGY

AN INTERRUPTION IN THE SUPPLY OF PRODUCTS AND SERVICES THAT WE OBTAIN FROM THIRD PARTIES COULD CAUSE A DECLINE IN SALES OF OUR PRODUCTS AND SERVICES.

         We  are  dependant  upon  certain  providers  of  software,   including
Microsoft Corporation and their Pocket PC software, to provide the operating system for our applications. If there are significant changes to this software, or if this software stops being available or supported, we will experience a disruption to our product and to our development effort.

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

COMPETITION IN THE WIRELESS TECHNOLOGY INDUSTRY IS INTENSE AND TECHNOLOGY IS CHANGING RAPIDLY.

         Many wireless technology and software companies are engaged in research and development activities relating to our range of products. The market for handheld wireless technology is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products. Our competitors in the field are companies that include major international car dealership service companies, specialized technology companies, and, potentially, our joint venture and strategic alliance partners. Such companies include: ADP Dealer Services, Reynolds and Reynolds Company, Automotive Directions, Higher Gear, Autobase, Third Coast Media, Cowboy Corporation and Autotown, among others. Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, sales, service, manufacturing and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

WE MAY NOT HAVE ADEQUATELY PROTECTED OUR INTELLECTUAL PROPERTY RIGHTS.

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

WE MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS AND WE MAY INCUR DEFENSE COSTS AND POSSIBLY ROYALTY OBLIGATIONS OR LOSE THE RIGHT TO USE TECHNOLOGY IMPORTANT TO OUR BUSINESS.

         The wireless technology and software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of participants in our market increases, the possibility of an intellectual property claim against us could increase. Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from the administration of our business. A third party asserting infringement claims against us or our customers with respect to our current or future products may adversely affect us by, for example, causing us to enter into costly royalty arrangements or forcing us to incur settlement or litigation costs.

                     RISKS CONCERNING OUR CAPITAL STRUCTURE

OUR MANAGEMENT AND OTHER AFFILIATES HAVE SIGNIFICANT CONTROL OF OUR COMMON STOCK AND COULD CONTROL OUR ACTIONS IN A MANNER THAT CONFLICTS WITH OUR INTERESTS AND THE INTERESTS OF OTHER STOCKHOLDERS.

         As of February 28, 2003, our executive officers and directors beneficially owned in the aggregate approximately 72%, and together with affiliated entities beneficially owned approximately 80% of the outstanding shares of our Common Stock, assuming the exercise of all options, warrants and the conversion of any convertible securities held by such persons, which were presently exercisable or will become exercisable within 60 days after February 28, 2003. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

WE ARE CONTROLLED BY OUR PRESIDENT, WHICH MAY RESULT IN YOU HAVING NO CONTROL IN OUR DIRECTION OR AFFAIRS.

         As of February 28, 2003, our president owned approximately 58% of our current outstanding Common Stock, assuming the exercise of all options, warrants and the conversion of any convertible securities held by him, which were presently exercisable or will become exercisable within 60 days after February 28, 2003. As a result, he has the ability to control us and direct our affairs and business, including the approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders. Any of these events could decrease the market price of our Common Stock.

STOCKHOLDERS MAY SUFFER DILUTION AS A RESULT OF SHARES ELIGIBLE FOR FUTURE ISSUANCE.

         As of February 28, 2003, we had 9,857,000 shares of our Common Stock issued and outstanding. In addition, we had the potential to issue 1,364,847 shares of our Common Stock upon the exercise of all outstanding options, and 4,005,500 shares of our Common Stock upon the exercise of certain warrants outstanding and upon the conversion of certain shares of our Series A Preferred Stock. Consequently, sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our Common Stock.

VOLATILITY OF TRADING MARKET MAY AFFECT YOUR INVESTMENT.

         The market price for our securities is highly volatile. The following factors have a significant impact on the market price of our securities: our financial results; introduction of new products into the marketplace; various factors affecting the automobile industry and the wireless industry generally, including extreme volatility and extended steep declines in equity market values of other wireless-related publicly traded companies; sharp declines in private equity valuations of wireless-related privately-held companies; the price and volume volatility affecting small and emerging growth companies in general, which are not necessarily related to the operating performance of such companies.

BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR SHARES OF COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

         We have never paid or declared any cash dividends on our Common Stock or other securities and intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK AND MAY BE DIFFICULT TO SELL.

         Investing in our stock involves a particular risk that does not exist with many other companies - our stock is a penny stock. The Securities and Exchange Commission has adopted regulations, which generally define penny stock to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Presently, the market price of our Common Stock is less than $5.00 per share. Therefore, the SEC "penny stock" rules govern the trading in our Common Stock. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with the following:

     o   A risk disclosure document;
     o   Disclosure of market quotations, if any;
     o Disclosure of the compensation of the broker and its salespersons in the transaction; and
     o Monthly account statements showing the market values of our securities held in the customer's accounts.

         The broker must provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained on the customer's confirmation. Generally, brokers may be less willing to effect transactions in penny stocks due to these additional delivery requirements. This may make it more difficult for investors to dispose of our Common Stock. In addition, the broker prepares the information provided to the broker's customer. Because we do not prepare the information, we cannot assure you that such information is accurate, complete or current.

ITEM 2.           PROPERTIES

         At present, we own no real property. We lease a 6,000 square foot development facility in Sterling, Virginia, which is staffed with 15 development and field support personnel. We also operate and lease business development and operations offices in Hasbrouck Heights, New Jersey; Walnut Creek, California; and Cincinnati, Ohio.

         We are obligated under these leases through April 2006. In addition to the base rent, one lease requires us to pay a proportionate share of operating costs and other expenses.

         Future aggregate minimum annual rent payments under these leases are approximately as follows:

         Year ended December 31,

                  2003                                 $ 128,000
                  2004                                   129,000
                  2005                                   108,000
                  2006                                    27,000
                                                       ---------
                                                       $ 392,000

         Rent expense was approximately $128,000 for the year ended December 31, 2002.

ITEM 3.           LEGAL PROCEEDINGS

         In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material litigation.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol "SGHT". The following table sets forth the high and low bid prices of our Common Stock, as reported by the OTCBB for each quarter since July 2001 when our Common Stock was first listed on the OTCBB. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


              2001                                          HIGH           LOW
              ----                                          ----           ---
              July 1, 2001 - September 30, 2001             $0.14        $0.05

              October 1, 2001 - December 31, 2001           $0.14        $0.14

              2002                                          HIGH           LOW
              ----                                          ----           ---

              January 1, 2002 - March 31, 2002              $0.14        $0.14

              April 1, 2002 - June 30, 2002                 $1.15        $0.14

              July 1, 2002 - September 30, 2002             $1.60        $0.25

              October 1, 2002 - December 31, 2002           $2.25        $1.25


         As of February 28, 2003, there were approximately 49 holders of record of our Common Stock.

         We have appointed Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004 as transfer agent for our shares of Common Stock.

         On September 30, 2002, we entered into a loan agreement with CC Trust Fund to borrow an amount up to $355,128. This bridge loan is for a period of twelve months, with all principle due and payable on September 30, 2003. We will pay 12.5% interest on the outstanding principle each month. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. As of December 31, 2002, $305,000 was outstanding under the CC Trust Fund loan agreement. Christopher Carey Jr., Mr. Carey's son, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

         On September 30, 2002 we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. This bridge loan is for a period of twelve months, with all principle due and payable on September 30, 2003. We will pay 12.5% interest on the outstanding principle each month. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. As of December 31, 2002, $305,000 was outstanding under the AC Trust Fund loan agreement. Amie Carey, Mr. Carey's daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

         No underwriter was employed by the Registrant in connection with the issuance of the securities described above. The Registrant believes that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Each of the recipients were either accredited or sophisticated investors as defined under Section 501 of the Securities Act, and acquired the securities for investment purposes only and not with a view to distribution and had adequate information about the Registrant. Neither the Registrant, nor any person acting on its behalf, offered or sold the securities by means of any form of general solicitation or general advertising. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

OVERVIEW

         The following discussion should be read in conjunction with our financial statements and the accompanying notes appearing subsequently under the caption "Financial Statements", along with other financial and operating information included elsewhere in this annual report. Certain statements under this caption "Management's Discussion and Analysis and Results of Operation" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Risk Factors-Cautionary Note Regarding Forward Looking Statements". For a more complete understanding of our operations see "Risk Factors" and "Description of Business".

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         As of December 31, 2002, our cash balance was $13,384. We had a net loss of $4,528,803 for the fiscal year ended December 31, 2002. We had a net operating loss of $4,315,356 for the fiscal year ended December 31, 2002 and a net operating loss of approximately $3,273,000 for the period from May 17, 2002 through December 31, 2002 to offset future taxable income. Loss prior to May 17, 2002 was passed directly to the shareholders and, therefore, is not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable at December 31, 2002 was $1,192,451 (less allowances for doubtful accounts of $200,000), as compared to $282,360 for the fiscal year ended December 31, 2001. The increase in accounts receivable represents amounts owed to Stronghold for new installations and maintenance, service, training services, software customization and additional systems components.

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

FINANCINGS

         On July 31, 2000, the Predecessor Entity entered into a line of credit with our President, Christopher Carey, who is also the President of Stronghold. According to such line of credit, Mr. Carey made available $1,989,500, which the Predecessor Entity could borrow from time to time until August 1, 2001. The outstanding amounts accrued interest at the per annum rate equal to the floating base rate, as defined therein, computed daily, for the actual number of days elapsed as if each full calendar year consisted of 360 days. The first interest payment under the line of credit was due on August 1, 2001. On such date, the parties agreed to extend the line of credit for one more year, until August 1, 2002.

         On November 1, 2001, the Predecessor Entity entered into a line of credit with UnitedTrust Bank pursuant to which the Predecessor Entity borrowed $1.5 million. The line of credit was due to expire by its terms, and all outstanding amounts were due to be paid, on June 30, 2002.

         On April 22, 2002, the Predecessor Entity issued 500,000 shares of its Common Stock to Mr. Carey (which converted into 1,093,750 shares of our Common Stock when we acquired the Predecessor Entity on May 16, 2002) in exchange for cancellation of $1 million of outstanding debt under the line of credit.

         On May 15, 2002, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, in which we agreed to issue to Stanford (i) such number of shares of our Series A $1.50 Convertible Preferred Stock, referred to herein as Series A Preferred Stock, that would in the aggregate equal 20% of the total issued and outstanding shares of our Common Stock, and (ii) such number of warrants for shares of our Common Stock that would equal the number of shares of Series A Preferred Stock issued to Stanford. The total aggregate purchase price for the Series A Preferred Stock and warrants paid by Stanford was $3,000,000. The issuance of the Series A Preferred Stock and warrants took place on each of four separate closing dates (May 16, 2002 and July 3, 11, and 19, 2002), at which we issued an aggregate of 2,002,750 shares of our Series A Preferred Stock to Stanford and warrants for 2,002,750 shares of our Common Stock.

         On May 16, 2002, the total amount outstanding under the line of credit with Mr. Carey was $2.2 million. On such date, we issued 666,667 shares of our Common Stock to Mr. Carey in exchange for the cancellation of $1 million of the then outstanding amount under the line of credit. We will pay Mr. Carey the remaining $1.2 million according to the terms of a non-negotiable promissory note, which was issued on May 16, 2002.

         On June 30, 2002, our line of credit with UnitedTrust Bank expired and a three-month extension was granted. On September 30, 2002, we converted our outstanding line of credit with UnitedTrust Bank into a $1,500,000 promissory note, pursuant to which Stronghold will pay UnitedTrust Bank all amounts outstanding under the line of credit. Such promissory note will be paid in 36 monthly installments, which will begin in February 2003 and will terminate on January 1, 2006. Interest accrues on the note at the prime rate, which is the highest New York City prime rate as is published in The Wall Street Journal. The initial prime rate that applies to the promissory note is 4.750%.

         During August and September 2002, we entered into 9 subscription agreements with private investors, pursuant to which we issued an aggregate of 179,333 shares of our Common Stock at $1.50 per share. These private investments generated total proceeds to us of $269,000.

         On September 30, 2002, we renegotiated the $1,200,000 promissory note with Mr. Carey as required by the promissory note with UnitedTrust Bank. According to the new terms of the loan, Mr. Carey extended the repayment of the principle amount until December 1, 2005. Until such time as the principle is paid, we will pay an interest only fee of 12% per month. Mr. Carey's promissory note is expressly subordinated in right of payment to the prior payment in full of all of Stronghold's senior indebtedness. Subject to the payment in full of all senior indebtedness, Mr. Carey is subrogated to the rights of the holders of such senior indebtedness to receive principle payments or distribution of assets. As of December 31, 2002, $970,749 was outstanding under the promissory note issued to Mr. Carey.

         On September 30, 2002, we entered into a loan agreement with CC Trust Fund to borrow an amount up to $355,128. This bridge loan is for a period of twelve months, with all principle due and payable on September 30, 2003. We will pay 12.5% interest on the outstanding principle each month. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. As of December 31, 2002, $305,000 was outstanding under the CC Trust Fund loan agreement. Christopher Carey Jr., Mr. Carey's son, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

         On September 30, 2002 we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. This bridge loan is for a period of twelve months, with all principle due and payable on September 30, 2003. We will pay 12.5% interest on the outstanding principle each month. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. As of December 31, 2002, $305,000 was outstanding under the AC Trust Fund loan agreement. Amie Carey, Mr. Carey's daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

         In October 2002, we issued a promissory note to Christopher J. Carey for the amount of $165,000. Such promissory note is due on or before December 31, 2003. Until such time as the principle is paid, interest on the note will accrue at the rate of 12.5%

         We believe we have sufficient cash on hand to support our operating plan for at least the next six months. To enable us to fund our research and development and commercialization efforts, during the next several months, we may enter into additional private placement transactions with individual investors.

RESULTS OF OPERATIONS

         Operations through May 16, 2002 were comprised solely of our truffle business, which was conducted through our wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc. Operations from May 16, 2002 through

June 30, 2002 were comprised of our truffle business (which was divested on July 19, 2002, as described above) and our handheld wireless technology business. Our results of operations as described below reflect the treatment of the truffle business as discontinued operations and, therefore, figures from those periods reflect operations of our handheld wireless technology business only, other than with respect to other expenses. We believe that a comparison of our truffle business to our handheld wireless technology business is not a relevant analysis for purposes of this periodic filing. As a result, we believe that period-to-period comparisons of our results of operations will not be meaningful and should not be relied upon as indicators of future performance. Therefore, results of operations for the fiscal years ended 2001 and 2002 reflect operations of our handheld wireless technology business only.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to the consolidated financial statements include a summary of significant accounting policies and methods used in the preparation of the our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

         In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

         The discussion and analysis of our financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

         On an on-going basis, we evaluate our estimates. The most significant estimates relate to our recognition of revenue and the capitalization of our software development.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         REVENUE RECOGNITION POLICY

         Revenue related to the sale of our products is comprised of one-time charges to the dealerships for hardware (including server, wireless infrastructure, desktop PC, printer, interior/exterior access points/antennas and handheld devices), software licensing fees and installation/training services. We charged each of our DealerAdvance Sales Solution(TM) pilot dealers and all of our subsequent dealers for all costs associated with installation. The average installation for DealerAdvance Sales Solution(TM) from inception through September 30, 2002 was $83,000. The most significant variable in pricing is the number of handheld devices. We have not qualified our pricing for DealerAdvance Service Solution(TM), but expect that it will be approximately $50,000.

         Once DealerAdvance Sales Solution(TM) is installed, Stronghold provides hardware and software maintenance services for a yearly fee equal to approximately 10% of the one-time implementation fees. All dealerships contract these services and pay on a monthly basis. Stronghold provides other services, including software and report customization, business and operations consulting, and sales training services. All of these services are contracted on an as needed basis and typically are charged on a time and expenses basis. In addition, we offer a sixty-day performance trial period. After this time, a large portion of the dealerships may convert the one-time fee into a third party lease. Stronghold has entered into a number of relationships with leasing companies in which the leasing company finances the implementation fees for the dealership in a direct contractual relationship with the dealership. Stronghold accepts no liability under these arrangements, and the lease is based on the creditworthiness of the dealership. The leasing company receives the invoice from Stronghold, and remits funds upon acceptance by the dealership. Stronghold receives all funds as invoiced, with all interest costs passed to the dealership. These leases typically run 36 months in duration, during which time Stronghold contracts for service and maintenance services. Stronghold charges separately for future software customization after the initial installation, for additional training, and for additions to the base system (e.g., more handheld devices for additional sales people). Depending upon the dealership arrangement, the support and maintenance contracts are either billed monthly and recorded as revenue monthly, or are recorded up front to unearned maintenance fees at the present value of the 36-month revenue stream and amortized monthly to revenue over the life of the agreement.

         REVENUE RESTATEMENT

         On December 26, 2002, we reclassified our consolidated financial statements for the first three quarters of 2002. This step was taken on the advice of Rothstein, Kass & Company, P.C., our accounting firm, to reflect accounting changes in accordance with revenue recognition guidelines released by the Securities and Exchange Commission.

         Accordingly,   our  revenue  was  reclassified  such  that  it  may  be
recognized in future quarters. For the nine months ended September 30, 2002, revenue was reclassified from $2,952,076 to $1,898,884.

         Historically, we have recorded revenue as a three-stage process: at the time the equipment and software were delivered, installed and the personnel trained. We will now recognize each sale with an additional stage as outlined in the analysis provided by our accounting firm, which includes a fourth stage defined as, "the system is handed over to the customer to run on their own."

This four-stage delivery process will result in current sales revenues being carried into future quarters. We estimate that this change will delay the recognition of revenue from installed dealership sites by 20-50 days.

         SOFTWARE DEVELOPMENT CAPITALIZATION POLICY

         Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. For the fiscal year ended December 31, 2002, Stronghold capitalized $223,224 of development costs in developing enhanced functionality of its DealerAdvance(TM) product.

Year Ended December 31, 2002 and Year Ended December 31, 2001
-------------------------------------------------------------

         For the fiscal year ended December 31, 2002, we had total revenue of $2,802,483. Revenue for the year ended December 31, 2001 was $614,540, representing an increase of 356%. This increase is due to the progress of Stronghold's business from beta-test phase to sales and marketing phase and the related installation of Stronghold's DealerAdvance(TM) products in 33 new dealerships from January 1, 2002 through December 31, 2002, compared with 6 dealerships implemented in the comparable twelve-month period in 2001.

         Revenue is comprised of one-time charges to the dealerships for hardware (including server, wireless infrastructure, desktop PC, printer, interior/exterior access points/antennas and handheld devices), software licensing fees and installation/training services. The average installation is
$80,000. The most significant variable in pricing is the number of handheld devices. Other sources of revenue include monthly support and maintenance contracts (required with purchase of DealerAdvance(TM)) and fee-based business development consulting and sales training services. Depending upon the dealership arrangement, the support and maintenance contracts are either billed monthly and recorded as revenue monthly, or are recorded up front to unearned maintenance fees at the present value of the 36-month revenue stream and amortized monthly to revenue.

         Total operating expenses for the fiscal year ended December 31, 2002 and December 31, 2001 were comprised of general and administrative expenses (which includes research and development expenses, consulting and professional costs, recruiting fees, office rent and investor relations expenses) and professional salaries and benefits. Operating expenses for the year ended December 31, 2002 and December 31, 2001 were $5,490,419 and $2,645,396, respectively, an increase of $2,845,023, or 93%. The increase in operating expenses is attributable to the general increase in overhead which accompanies the expansion of a business, and specifically includes an increase in product development, the build-out of a support network for Stronghold's dealership sites and salaries for sales personnel and project managers who oversee the dealerships where Stronghold's DealerAdvance(TM) products are installed.

         Gross profit contribution, after cost of sales, totaled $1,175,063 for the fiscal year ended December 31, 2002, and was 42% of revenue. Prior to an inventory write down of $300,000, gross profit was $1,475,063, or 53% of revenue. This is compared to $366,743 for the fiscal year ended December 31, 2001, which was 60% of revenue.

         After all operating expenses and interest costs, we reported a loss of $4,528,803 for the fiscal year ended December 31, 2002. This compares with a loss for the fiscal year ended December 31, 2001 of $2,420,088, an increase of $2,180,715, or 87%. This increase is attributable to a one time write down of inventory of $300,000 and increased expenditures for sales and marketing, and product development to substantially complete DealerAdvance Sales Solution(TM).

         Stronghold's business operations and financial results for prior periods were representative of a start-up company in a beta-testing phase and, therefore, not in a position to generate significant revenue. As Stronghold moved out of its beta-testing phase and into a marketing and sales position, revenues increased as the number of dealerships installing Stronghold's DealerAdvance(TM) suite of products increased. We can offer no assurance, however, that revenues in future accounting periods will increase at the rate that revenues grew during the twelve months ended December 31, 2002.
Notwithstanding the revenue and gross profit growth, Stronghold has yet to generate a profit in any accounting period.

INDUSTRY TRENDS

         The automotive industry has identified sales productivity tools and CRM systems to be of high priority. Many consolidators and independent dealership owners have begun to explore and pilot some of these solutions to determine the most effective means for managing and exploiting prospects and customers to increase car sales. To date, only a small number of the 22,600-dealership sites in the United States have implemented these systems. There remains substantial uncertainty as to the type of systems that will be implemented as well as the pace at which implementation will take place.

         Since big-ticket consumer purchases are sensitive to broad economic trends, our operations may be affected by general economic conditions. Our business could suffer if Stronghold's customers, automobile dealerships, are affected by the continuing poor economic conditions. For example, if dealer sales are trending downward, capital expenditures like those associated with Stronghold's DealerAdvance(TM) suite of products may be delayed or abandoned.

DIVIDEND POLICY

         We have never declared or paid any cash dividends on our Common Stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has sole discretion to pay cash dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Item 13. Exhibits, List and Reports on Form 8-K."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On July 10, 2002, we determined to change our independent public accountants from Rogoff & Company, P.C. to Rothstein, Kass & Company, P.C. Rothstein has served as the independent public accountants of Stronghold since its inception. Our board of directors determined that because our business focus has transitioned toward the business of Stronghold (the development and sale of hand-held wireless technology to be used by automobile dealerships), Rothstein would provide a better fit as our independent public accountants. The dismissal of Rogoff and the engagement of Rothstein were approved by unanimous consent of our board of directors.

         Rogoff acted as our independent public accountants for the period from our inception (September 2000) through July 10, 2002. During such period, there were no disagreements with Rogoff on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Rogoff, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years. Rogoff's reports on our financial statements since our inception did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Since our inception, there were no reportable events as discussed in Regulation S-B Item 304(a)(1)(iv)(B).

         We requested that Rogoff furnish us with a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements. A copy of that letter dated July 15, 2002 was filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated July 17, 2002.

         We engaged Rothstein as our independent public accountants effective as of July 10, 2002 for the fiscal year ending December 31, 2002. Our board of directors approved the engagement. Since our inception, neither we nor anyone on our behalf consulted with Rothstein regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us by Rothstein that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is discussed in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or an event that is identified in response to paragraph
(a)(1)(iv)(B) of Regulation S-B.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages and positions as of December 31, 2002 are as follows:

                     NAME                 AGE                        POSITION(S)
         ---------------------------      ---      -----------------------------------------------
         Christopher J. Carey.......       50      President, Chief Executive Officer and Director

         Lenard Berger..............       33      Chief Technology Officer and Vice President

         James Cummiskey............       38      Vice President of Sales and Marketing

         Salvatore D'Ambra..........       42      Chief Engineer and Vice President

         Robert J. Corliss*.........       49      Director

         Robert Cox*................       61      Director

         William Lenahan*...........       51      Director

         Luis Delahoz*..............       42      Director

         * Member of audit, compensation and governance/nominating committees.

         CHRISTOPHER  J. CAREY has served as our President  and Chief  Executive
Officer since May 2002. Mr. Carey is also the founder, President and Chief Executive Officer of Stronghold, our wholly-owned subsidiary. Since founding Stronghold in 2000, Mr. Carey has set the strategic direction and corporate vision for Stronghold, drawing on over 25 years of experience building successful, technology-focused businesses. From 1976 until 1996, Mr. Carey was President and Chief Executive Officer of Datatec Industries, Inc., which became North America's largest specialist in the rapid deployment of network and computing systems. After negotiating a merger with Glasgal Communications in 1996, Mr. Carey became President of Datatec Systems, Inc., the combined entity until May 2002. Mr. Carey is currently a member of Board of Trustees of The
Albert Dorman Honors College, New Jersey Institute of Technology, and a past Chairman of the New Jersey Chapter of the Young President's Organization.

         ROBERT J. CORLISS has been our director since May 2002. Mr. Corliss has been, since 1998, the President and Chief Executive Officer of the Athlete's Foot Group, Inc., a privately owned, 800-store retail chain with operations in 50 countries. Since 1999, Mr. Corliss has been a member of the board of Kahala Corporation, a publicly traded franchising corporation dedicated to the design, development and marketing of quick service restaurants serving nutritious products. From 1996 until 1998, Mr. Corliss was the President and Chief Executive Officer of Infinity Sports, Inc., a manufacturer, distributor and licensor of athletic products primarily under the brand Bike Athletic. Prior to founding Infinity Sports, Inc., Mr. Corliss was the Chief Executive Officer and President of Hermann's Sporting Goods retail chain. Mr. Corliss is very active in the sporting goods industry and serves on the board of directors of The

Athlete's Foot Group, Inc. He is on the Advisory Council for the Sporting Goods Manufacturers Association's recently announced Physical Education for Progress (P.E.P.) initiative. Additionally, Mr. Corliss serves as a Director and Executive Committee member of the National Retail Federation and the National Retail Foundation and serves on the board of directors for The World Federation of the Sporting Goods Industry. He is also an Advisor for Emory University's Goizueta Business School.

         ROBERT COX has been our director since May 2002. Mr. Cox is a retired business executive. From 1996 until 2000, Mr. Cox served as President and a Director of Summit Bancorp, a $39 billion NJ bank holding company. Mr. Cox was the Chief Executive Officer of The Summit Bancorporation from 1994 until 1996, when Summit Bancorporation merged into UJB Financial. Mr. Cox is currently a member the Board of Trustees of NJ SEEDS, a statewide educational not-for-profit. Mr. Cox also sits on the board of directors of the Bay View Bank and the Bay View Capital Corporation in San Mateo, CA. Active in New Jersey's business and community service organizations, Mr. Cox is a former Chairman of the New Jersey Bankers Association (NJBA) and is an honorary chairman of its board of directors.

         WILLIAM LENAHAN has been our director since May 2002. Mr. Lenahan has been the Chief Executive Officer of KMC Telecom Holdings, Inc. since 2000. KMC is a $500 million nationwide provider of next generation telecommunications, including outsourcing services, consulting and financing for metro access and advanced voice, data and Internet services to business customers. Mr. Lenahan was the President and CEO of BellSouth Wireless Data (currently Cingular Wireless) from 1984 to 2000 responsible for financial performance and nationwide wireless data strategy for this division of BellSouth Corporation. Mr. Lenahan has served nearly 30 years in the information technology, telecommunications and data industries. He presently serves on the board of directors of Broadbeam Corporation.

         LUIS DELAHOZ has been our director since May 2002. Mr. Delahoz is the current President and Chief Executive Officer of TWS International, Inc., a leading provider of professional technical consulting services to the rapidly growing telecommunications industry. From 1998 until 2001, Mr. Delahoz was the Executive Vice President of Client Soft, Inc., a provider of e-business solutions. In 1996, Mr. Delahoz co-founded TOC Global Communications, Inc., where he served as Vice President until 1998. Currently, Mr. Delahoz is a member of the board of directors of TWS, Inc. and TWS International, Inc.

         LENARD BERGER has served as our Chief Technology Officer and Vice President since May 2002. Mr. Berger is also the Chief Technology Officer and Vice President of Stronghold. Prior to the founding of Stronghold's predecessor entity in 2000, Mr. Berger was the President of eBNetworks, a division of Computer Horizons, Inc. From 1990 until 1999, Mr. Berger was the Vice President of RPM Consulting, Inc.

         JAMES CUMMISKEY has served as our Vice President of Sales and Marketing since May 2002. Mr. Cummiskey is also the Vice President of Sales and Marketing of Stronghold. Prior to the founding of Stronghold's predecessor entity in 2000, Mr. Cummiskey was the Vice President of Sales and Marketing for Payback Training Systems, Inc. From 1996 until 1998, Mr. Cummiskey was the Vice President of Sales and Marketing for Datatec Industries, Inc.

         SALVATORE D'AMBRA has served as our Vice President and Chief Engineer since May 2002. Mr. D'Ambra is also the Vice President and Chief Engineer of Stronghold. Prior to the founding of Stronghold's predecessor entity in 2000,

Mr. D'Ambra was the President and Chief Executive Officer of Pagecount, Inc. From 1985 until 1996, Mr. D'Ambra was a Professor of Graduate Engineering at Loyola College of Maryland.

EXECUTIVE OFFICERS

         Each executive officer serves at the discretion of our board of directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

BOARD COMMITTEES

         Our board of directors has an audit committee, compensation committee and governance/nominating committee. The audit committee reviews the results and scope of the audit and other services provided by our independent public accountant. The compensation committee establishes the compensation policies applicable to our executive officers and administers and grants stock options pursuant to our stock plans. The governance/nominating committee oversees board procedures and nominates prospective members of the board should a vacancy arise. The current members of each of the audit, compensation and governance/nominating committees are Messrs. Corliss, Cox, Lenahan and Delahoz.

DIRECTOR COMPENSATION

         Upon the initial election to our board of directors, each non-employee board member will receive an option grant to purchase 40,000 shares of Common Stock, which will vest 50% on each of the first and second anniversaries of the date of grant. In addition, each non-employee director is granted, on an annual basis, an option to purchase 30,000 shares of our Common Stock, which will vest 50% on each of the first and second anniversaries of the date of grant. All stock options granted to members of our board of directors will have an exercise price equal to the fair market value of the Common Stock on the date of grant. We also reimburse directors for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and any meetings of its committees. We have not yet granted any of the foregoing options to our board of directors, but intend to do so as soon as reasonably practicable after the filing of this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth executive compensation for fiscal 2002, 2001 and 2000. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. All of our executive officers also serve as officers of and are paid by our operating subsidiary, Stronghold. The following table shows other compensation paid during the fiscal years ended December 31, 2002, 2001 and 2000 to our former president and other former executive officers. The table also provides information regarding executive compensation for our current president and three other most highly compensated executive officers. We refer to all of these officers collectively as our "named executive officers."

                           SUMMARY COMPENSATION TABLE
                           ---------------------------

                                                 ANNUAL COMPENSATION
                                          --------------------------------

                                                              OTHER ANNUAL          ALL OTHER
  NAME AND PRINCIPAL POSITION     YEAR    SALARY    BONUS     COMPENSATION        COMPENSATION
  ---------------------------     ----    ------    -----     ------------        ------------
Former Officers and Directors
-----------------------------

Pietro Bortolatti.........        2002    $  --      $  --     $     --          $       --
  President, Chief Executive      2001       --         --       20,500 (1)              --
  Officer and Chairman of the     2000       --         --        4,000 (1)              --
  Board

Tiziana DiRocco...........        2002        --         --          --                  --
  Vice President and              2001        --         --      15,370 (1)              --
  Director of European            2000        --         --      20,800 (1)              --
  Operations

David Rector..............        2002       --          --          --                  --
  Director                        2001       --          --          --              16,224 (2)
                                  2000       --          --          --              37,677 (2)


Current Officers(3)

Christopher J. Carey(4)...        2002    264,000      --            --                9,600
  President, Chief Executive      2001    165,000      --            --                6,600
  Officer and Chairman of the     2000       --        --            --                 --
  Board

Lenard Berger(5)..........        2002    160,416    22,558        28,025              7,100
  Vice President and Chief        2001    150,000      --          2,804               7,150
  Technology Officer              2000    52,500       --            --                3,300

Salvatore D'Ambra(6)......        2002    121,397      --          8,000               6,600
  Vice President - Development    2001    106,782      --          2,818               6,600
                                  2000    48,875       --            --                3,300

James J. Cummiskey(7).....        2002    195,763      --          20,000              6,830
  Vice President - Sales          2001    184,500      --          2,786               6,250
                                  2000    72,436       --            --                2,296

-------------------

1 Commissions of sales from Terre Di Toscana, Inc., and Terres Toscanas, Inc.

2 Includes consulting service fees paid to the David Stephen Group, of which David Rector, our former director, is a principal.

3 On May 16, 2002, our wholly-owned subsidiary merged with a New Jersey corporation, Stronghold Technologies, Inc. (the "Predecessor Entity"). Our wholly-owned subsidiary survived and changed its name to Stronghold Technologies, Inc. ("Stronghold"). Pursuant to the merger, the stockholders of the Predecessor Entity acquired a controlling interest in us. As a condition to the merger, our existing executive officers were required to resign and a new management team resumed operations.

4 Christopher J. Carey became our President and Chief Executive Officer on May 16, 2002, following the merger. Mr. Carey also remains the President, Chief Executive Officer and the sole Director of Stronghold. Mr. Carey's base salary from May 15, 2002 until December 31, 2002 was $260,000, as set forth in his Employment Agreement with Stronghold. The terms of Mr. Carey's Employment Agreement are more fully set forth below. "All Other Compensation" consists solely of the reimbursement of automobile expenses. All of Mr. Carey's salary for 2002 has been deferred and accrued.

5 Lenard Berger has been our Vice President and Chief Technology Officer since the merger, and holds the same positions at Stronghold. Mr. Berger's base salary for the period of August 2001 through August 2002 was $150,000, as set forth in his Employment Agreement with Stronghold. As of August 2002, Mr. Berger's salary increased to $175,000. The terms of Mr. Berger's Employment Agreement are more fully set forth below. "Other Annual Compensation" consists solely of sales commissions. "All Other Compensation" consists solely of the reimbursement of automobile expenses.

6 Salvatore D'Ambra has been our Vice President - Development of Stronghold since the merger, and holds the same position at Stronghold. Mr. D'Ambra's base salary for the period of July 2001 through July 2002 was $112,000, as set forth in his Employment Agreement with Stronghold. As of July 2002, Mr. D'Ambra's salary increased to $122,000. The terms of Mr. D'Ambra's Employment Agreement are more fully set forth below. "Other Annual Compensation" consists solely of sales commissions. "All Other Compensation" consists solely of the reimbursement of automobile expenses. $4,667 of Mr. D'Ambra's salary for 2002, representing a retroactive pay increase for November and December of 2002, has been deferred and is payable as funds allow.

7 James J. Cummiskey has been our Vice President - Sales of Stronghold since the merger, and holds the same position at Stronghold. Mr. Cummiskey's base salary for the period of August 2001 through August 2002 was $192,000, as set out in his Employment Agreement with Stronghold. As of August 2002, Mr. Cummiskey's salary increased to $195,763. The terms of Mr. Cummiskey's Employment Agreement are more fully set forth below. "Other Annual Compensation" consists solely of sales commissions. "All Other Compensation" consists solely of the reimbursement of automobile expenses.

OPTIONS GRANTS

         The Predecessor Entity granted options to its named executive officers during fiscal 2002. When we acquired the Predecessor Entity on May 16, 2002, we assumed the 2000 Stock Option Plan of the Predecessor Entity, and each outstanding option was automatically converted into an option to acquire, on the same terms and conditions as were applicable under the original option, such number of shares of our Common Stock as was equal to the number of existing options multiplied by 2.1875. The exercise price was also adjusted to the exercise price that was equal to the existing exercise price divided by 2.1875.

         The following table sets forth information concerning individual grants of stock options made pursuant to the 2000 Stock Option Plan and the 2002 Stock Incentive Plan during Fiscal 2002 to each of the named executive officers. We have never granted any stock appreciation rights.


                        OPTION GRANTS IN LAST FISCAL YEAR


                                                    Individual Grants
                              Number of Securities     % of Total Options Granted   Exercise or Base       Grant
           Name               Underlying Options            to Employees in 2002      Price ($/Sh)         Date
           ----               --------------------     --------------------------   ----------------       -----
Christopher J. Carey                 437,500 (1)                      47%                   $1.50         5/5/02
Lenard Berger                            100                           *                    $1.50         8/20/02
Salvatore D'Ambra                        100                           *                    $1.50         8/20/02
James Cummiskey                          100                           *                    $1.50         8/20/02


     * less than one percent

------------

(1) On May 15, 2002, the Predecessor Entity granted an option for 200,000 shares of its common stock to Christopher J. Carey. While Mr. Carey is employed by Stronghold, the options will vest on the earlier of: (i) the seventh anniversary of May 15, 2002; or (ii) the achievement of the performance goals based on the plan and budget approved by the board of directors, as set forth below (amounts reflect the number of shares of Predecessor Entity common stock, except for the column entitled "Cumulative Options Vested As Converted"):

        TOTAL OPTIONS VESTING FOR FISCAL YEAR FOR ACHIEVING THE SPECIFIED
                       PERCENTAGE OF THE PLANNED EBITDA(1)


                                                                                                       TOTAL
                                                                                                 CUMULATIVE OPTIONS
                                                                                                VESTED AS CONVERTED
   FISCAL YEAR ENDED             80-100%               100-120%              OVER 120%               (X 2.1875)
   -----------------             -------               --------              ----------              ----------
          2002                   27,300                 52,500                  87,500                  87,500
          2003                   50,300                100,100                 175,000                 175,000
          2004                   50,300                100,100                 175,000                 175,000


--------------

(1) "EBITDA" refers to our earnings before interest, taxes, depreciation and amortization.

         Options granted to certain of the Predecessor Entity's named executive officers in 2000 vest only if certain fiscal year net sales goals are achieved for fiscal years 2002, 2003, and 2004. Certain options which were subject to vesting based on net sales goals for fiscal year 2001 failed to vest because the Predecessor Entity did not achieve the established goals. Such unvested options, and any future unvested options, lapse and are not subject to further vesting. The vesting schedules for certain of the named executive officers are set forth below (amounts reflect the number of shares of Predecessor Entity Common Stock, except for the column entitled "Options Remaining As Converted"):

                             OPTIONS GRANTED IN 2000
                             -----------------------

                                       TOTAL                  NUMBER OF OPTIONS
                                      OPTIONS                SUBJECT TO VEST IN        NUMBER OF OPTIONS
         NAMED                       GRANTED AS   OPTIONS           2002            SUBJECT TO VEST IN 2003            MAXIMUM
       EXECUTIVE                     CONVERTED     LAPSED         NET SALES                NET SALES                   OPTIONS
        OFFICER       GRANT DATE    (X 2.1855)    IN 2001    > $5M   > $ 5.8M      > $10M    > $15      > $20         REMAINING
        -------       ----------    ----------    -------    -----   ---------     ---------------------------        ---------
LENARD BERGER           11/12/00      218,000     (43,600)   32,700     32,700     21,800    32,700     54,500      174,400
SALVATORE D'AMBRA       11/12/00       98,100     (21,800)   21,800     32,700     21,800    32,700     43,600       76,300
JAMES CUMMISKEY         11/12/00       98,100     (21,800)   21,800     32,700     21,800    32,700     43,600       76,300

                        OPTIONS TO BE GRANTED IN 2003 (1)
                       ----------------------------------

                                               NUMBER OF OPTIONS
                                              SUBJECT TO VEST IN       NUMBER OF OPTIONS               NUMBER OF OPTIONS
         NAMED                      TOTAL             2002           SUBJECT TO VEST IN 2003         SUBJECT TO VEST IN 2004
       EXECUTIVE          GRANT    OPTIONS         NET SALES                 NET SALES                      NET SALES
        OFFICER            DATE    GRANTED     > $5.8M   >$ 10M     > $15M      > $18    > $30     > $20M    > $27      > $30
        -------            ----    -------     -------   ------     --------------------------     ---------------------------
LENARD BERGER                      100,000          --      --          --          --      --     15,000    30,000     60,000
SALVATORE D'AMBRA                  158,100      21,800      --      21,850      54,500      --     15,000    30,000     60,000
JAMES CUMMISKEY                         --          --      --          --          --      --         --        --         --

----------------
(1) We did not grant any options in fiscal 2001 and fiscal 2002 to our named executive officers, but we intend to grant the following options as soon as reasonably practicable in fiscal 2003.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         Christopher J. Carey

         On May 15, 2002, Stronghold assumed the employment agreement that was in place between Christopher J. Carey and the Predecessor Entity. Under the terms of the agreement, Mr. Carey's employment as Chairman of the Board, President and Chief Executive Officer of Stronghold will continue until December 31, 2004, unless sooner terminated. Mr. Carey receives a base salary of $260,000 per year. Such base salary was increased effective January 1, 2003, to the annualized rate of $300,000 and increased, effective January 1, 2004, to the annualized rate of $350,000. Such salary will be reviewed annually and is subject to increase as determined by the board of directors of Stronghold or the Compensation Committee in its sole discretion.

         The employment agreement provides that each fiscal year after fiscal year 2002, Mr. Carey will be eligible to receive an annual bonus based upon Stronghold meeting and exceeding its annual budget, as same has been reviewed and approved by the board of directors for earnings before interest, taxes, depreciation and amortization, referred to as EBITDA. This bonus will be earned according to the following: (i) if Stronghold achieves 90-100% of budgeted EBITDA, Mr. Carey will receive a bonus of 10% of his then current annual base salary; (ii) if Stronghold achieves 101-110% of budgeted EBITDA, Mr. Carey will receive a total bonus of 20% of his then current annual base; and (iii) if Stronghold achieves 111-120% of budgeted EBITDA, Mr. Carey will receive a total bonus of 30% of his then current annual base salary; (iv) if Stronghold achieves 121-130% of budgeted EBITDA, Mr. Carey will receive a total bonus of 40% of his then current annual base salary; (v) if Stronghold achieves 131-140% of budgeted EBITDA, Mr. Carey will receive a total bonus of 50% of his then current annual base salary; (vi) if Stronghold achieves 141-150% of budgeted EBITDA, Mr. Carey will receive a total bonus of 55% of his then current annual base salary; and
(vii) if Stronghold achieves 151% or more of budgeted EBITDA, Mr. Carey will receive a total bonus of 60% of his then current annual base salary. The bonus, if any, shall be paid in one lump sum within sixty (60) days after the close of the fiscal year for which it was earned.

         In accordance with the agreement, the Predecessor Entity granted to Mr. Carey stock options under the 2000 Stock Option Plan for the purchase of an aggregate of 200,000 shares of the Predecessor Entity's common stock at an option exercise price equal of $1.50 per share, the fair market value of the underlying common stock on the date of the grant. Such option converted into an option to purchase 437,500 shares of our Common Stock when we merged with the Predecessor Entity and our wholly-owned subsidiary, Stronghold, assumed the 2000 Stock Option Plan. While Mr. Carey is employed by Stronghold, the option will become exercisable on the earlier of: (i) the seventh anniversary of May 15, 2002; or (ii) the achievement of the performance goals set forth above in the Section entitled "Option Grants".

         Upon a change in control of Stronghold, the unvested portion of the options shall immediately vest and become exercisable by

Mr. Carey

         If Stronghold terminates Mr. Carey's employment (i) after the expiration of the term of employment; or (ii) with cause; or if Mr. Carey resigns for no good reason, he will receive all accrued compensation and vested benefits. If Stronghold terminates his employment without cause, Mr. Carey will receive all unpaid accrued compensation, vested benefits and a severance benefit equal to his base salary until the earlier of the balance of the term of his agreement, the renewal term or twelve months following the date of termination.

         Mr. Carey's agreement contains a confidentiality provision and further provides that Mr. Carey may not work for, or hold 1% or more of the outstanding capital stock of a publicly traded corporation, which is a competing business anywhere in the world for one year after the conclusion of his employment.

         Lenard Berger

         On August 1, 2000, the Predecessor Entity entered into an employment agreement with Lenard Berger, which Stronghold assumed. Under the terms of the agreement, Mr. Berger's employment as Vice President, Chief Technology Officer will continue until July 31, 2005 unless sooner terminated. Mr. Berger received a base salary of $10,500 per month during the first six months of the term of the agreement and $12,500 per month commencing February 1, 2001. During the second year of the term of the agreement, Mr. Berger's base salary will be $150,000, but may increase to $175,000 if Stronghold's Net Sales, as defined below, achieved in the first year of the term of the agreement equal or exceed $2,000,000. During the third year of the term of the agreement, Mr. Berger's base salary will be $175,000, but may increase to $200,000 if Stronghold's Net Sales, as defined below, achieved in the second year of the term of the agreement equal or exceed $10,000,000. During the fourth and fifth years of the term of his agreement, Mr. Berger's base salary will be increased annually by a percentage determined by the Consumers Price Index. Beginning his second year of employment, Mr. Berger is eligible for a commission not to exceed $50,000 for any year during the balance of the term of the agreement. The commission is equal to 1% of net sales, which is determined by subtracting certain costs from the gross sales of products and services. Mr. Berger is also eligible to receive extra compensation at the discretion of Stronghold's board of directors, a car allowance and any insurance and 401(k) plans provided by the employer.

         Pursuant to his employment agreement, Mr. Berger received an option grant to purchase 100,000 shares of the Predecessor Entity's common stock. Such option converted into an option to purchase 218,750 shares of our Common Stock when Stronghold merged with the Predecessor Entity. The vesting schedule for such grant is set forth above under the section entitled "Option Grants". Upon a change of control of Stronghold, 50% of any unvested options shall become vested and exercisable immediately. If we register shares of Common Stock in an initial public offering, Mr. Berger has the right to include any shares of Common Stock that he owns in the registration.

         If Stronghold terminates Mr. Berger's employment without cause, he will receive payment of his base salary in effect at the time of his termination for a period of one month, if termination occurs during the first six months of the initial term of the agreement and the lesser of (x) base salary payable for the balance of the term of the agreement or (y) two months base salary, if termination occurs during the second six months during the initial term of the agreement. If Mr. Berger resigns for good reason after the first full year of employment, Mr. Berger shall receive as his severance pay the lesser of (x) base salary payable for the balance of the then existing term of the agreement or (y) two months' base salary, plus one week's base salary for each full or part year worked after the first year of employment. In addition, Mr. Berger will be paid his allocable share of the "Accumulated Adjustments Account", which is his share of any amounts taxable to S Corporation stockholders but not fully distributed to such stockholders.

         Mr. Berger's agreement provides that all rights to discoveries, inventions, improvements, and innovations related to Stronghold's business that originates during the term of Mr. Berger's employment will be the exclusive property of Stronghold. Mr. Berger's agreement also contains a confidentiality provision and further provides that Mr. Berger may not work for or hold 5% or more of the outstanding capital stock of a publicly traded corporation, which is a competing business anywhere in the world for one year after the conclusion of his employment.

         Salvatore D'Ambra

         On July 10, 2000, the Predecessor Entity entered into an employment agreement with Salvatore D'Ambra, which Stronghold assumed. Under the terms of the agreement, Mr. D'Ambra's employment as Vice President, Development will continue until July 9, 2005 unless sooner terminated. Mr. D'Ambra's base salary is $102,000, $112,000 and $122,000 for his first, second and third years of employment, respectively. Thereafter, Mr. D'Ambra's base salary will be increased annually by a percentage determined by the Consumers Price Index.
Beginning his second year of employment, Mr. D'Ambra is also eligible for a commission not to exceed $8,000 for the second year of the term of the agreement and $28,000 for any year during the balance of the term of the agreement. The commission is equal to 1% of net sales, as defined above. Mr. D'Ambra is also eligible to receive extra compensation at the discretion of the board of directors, a car allowance and any insurance and 401(k) plans provided by the employer. If we register shares of Common Stock in an initial public offering, Mr. D'Ambra has the right to include any shares of Common Stock that he owns in the registration.

         Mr. D'Ambra received an option grant to purchase 45,000 shares of the Predecessor Entity's common stock. Such option converted into an option to purchase 98,438 shares of our Common Stock when Stronghold merged with the Predecessor Entity. The vesting schedule for such grant is set forth above under the section entitled "Option Grants". Upon a change of control of Stronghold, 50% of any unvested options shall become vested and exercisable immediately. If we register shares of Common Stock in an initial public offering, Mr. D'Ambra has the right to include any shares of Common Stock that he owns in the registration.

         If Stronghold terminates Mr. D'Ambra's employment without cause, he will receive payment of his base salary in effect at the time of his termination for a period of one month, if termination occurs during the first six months of the initial term of the agreement and the lesser of (x) base salary payable for the balance of the term of the agreement or (y) two months base salary, if termination occurs during the second six months during the initial term of the agreement. If Mr. D'Ambra resigns for good reason after the first full year, the Mr. D'Ambra will receive as severance pay the lesser of (x) base salary payable for the balance of the then existing term of the agreement or (y) two months' base salary, plus one week's base salary for each full or part year worked after the first year of employment. In addition, Mr. D'Ambra shall be paid his allocable share of the Accumulated Adjustments Account, as described above.

         Mr. D'Ambra's agreement provides that all rights to discoveries, inventions, improvements, and innovations related to Stronghold's business that originates during the term of Mr. D'Ambra 's employment will be the exclusive property of Stronghold. Mr. D'Ambra's agreement also contains a confidentiality provision and further provides that Mr. D'Ambra may not work for or hold 5% or more of the outstanding capital stock of a publicly traded corporation, which is a competing business anywhere in the world for one year after the conclusion of his employment.

         James J. Cummiskey

         On August 14, 2000, the Predecessor Entity entered into an employment agreement with James J. Cummiskey, which Stronghold assumed. Under the terms of the agreement, Mr. Cummiskey's employment as Vice President of Sales and Marketing will continue until August 13, 2004 unless sooner terminated. Mr. Cummiskey's base salary is $180,000 and $192,000 for his first and second years of employment, respectively. Thereafter, Mr. Cummiskey's base salary will be increased annually by a percentage determined by the Consumers Price Index. Mr. Cummiskey is also eligible for a commission not to exceed $20,000 for the first year of the term of the agreement and $50,000 for any year during the balance of the term of the agreement. The commission is equal to 1% of net sales, as defined above. Mr. Cummiskey is also eligible to receive extra compensation at the discretion of the board of directors, a car allowance and any insurance and 401(k) plans provided by the employer. If we register shares of Common Stock in an initial public offering, Mr. Cummiskey has the right to include any shares that he owns in the registration.

         Mr. Cummiskey also received an option grant to purchase 45,000 shares of the Predecessor Entity's common stock. Such option converted into an option to purchase 98,438 shares of our Common Stock when Stronghold merged with the Predecessor Entity. The vesting schedule for such grant is set forth above under the section entitled "Option Grants". Upon a change of control of Stronghold, 50% of any unvested options shall become vested and exercisable immediately. If we register shares of Common Stock in an initial public offering, Mr. Cummiskey has the right to include any shares of Common Stock that he owns in the registration.

         If Stronghold terminates Mr. Cummiskey's employment without cause, he will receive payment of his base salary in effect at the time of his termination for a period of one month, if termination occurs during the first six months of the initial term of the agreement and the lesser of (x) base salary payable for the balance of the term of the agreement or (y) two months base salary, if termination occurs during the second six months during the initial term of the agreement. If Mr. Cummiskey resigns for good reason after the first full year, the Mr. Cummiskey will receive as severance pay the lesser of (x) base salary payable for the balance of the then existing term of the agreement or (y) two months' base salary, plus one week's base salary for each full or part year worked after the first year of employment. In addition, Mr. Cummiskey will be paid his allocable share of the Accumulated Adjustments Account, described above.

         Mr. Cummiskey's agreement provides that all rights to discoveries, inventions, improvements, and innovations related to Stronghold's business that originates during the term of Mr. Cummiskey 's employment will be the exclusive property of Stronghold. Mr. Cummiskey's agreement also contains a confidentiality provision and further provides that Mr. Cummiskey may not work for or hold 5% or more of the outstanding capital stock of a publicly traded corporation, which is a competing business anywhere in the world for one year after the conclusion of his employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 28, 2003. The information in this table provides the ownership information for:

     o each person known by us to be the beneficial owner of more than 5% of our Common Stock;

     o   each of our directors;

     o   each of our executive officers; and

     o   our executive officers and directors as a group.


         Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common Stock beneficially owned and percentage ownership is based on 9,857,000 shares outstanding on February 28, 2003, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after February 28, 2003.

                     SECURITY OWNERSHIP OF BENEFICIAL OWNERS


                                                              NUMBER OF SHARES          PERCENTAGE
      NAME AND ADDRESS OF BENEFICIAL OWNER                   BENEFICIALLY OWNED         OUTSTANDING
      ------------------------------------                   ------------------         -----------
      5% STOCKHOLDERS
      ---------------
      Christopher J. Carey                                      5,697,917 (1)               57.8
         450 Claremont Road
         Benardsville, NJ 07924
      Stanford Venture Capital Holdings, Inc.                   4,005,500 (2)              28.9
         6075 Poplar Avenue
         Memphis, TN 38119

      OTHER EXECUTIVE OFFICERS AND DIRECTORS
      --------------------------------------
      Lenard Berger                                               437,600 (3)               4.4
      James Cummiskey                                             437,600 (3)               4.4
      Salvatore D'Ambra                                           437,600 (3)               4.4
      Robert J. Corliss                                                 0                    --
      Robert Cox                                                   60,000                    *
      William Lenahan                                                   0                    --
      Luis Delahoz                                                      0                    --
                                                               ----------                 -----
      EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP
        (8 PEOPLE)                                              7,070,717                  71.7

      ------------

          (1)  3,937,500 of these shares are owned by  Christopher  J. Carey and
               his  wife,   Mary  Carey,   as  Joint   Tenants   with  Right  of
               Survivorship.

          (2) The total beneficial ownership of Stanford Venture Capital Holdings, Inc. is 4,004,300 shares which consists of: (i) 2,002,750 shares of Common Stock issuable upon the conversion of 2,002,750 shares of our Series A Preferred Stock; and (ii)
               2,002,750 shares of Common Stock issuable upon the exercise of warrants.

          (3) Includes an option grant to purchase 100 shares of Common Stock which was immediately exercisable on the date of grant.

          *    Indicates less than one percent of the total  outstanding  Common
               Stock.

EQUITY COMPENSATION IN FISCAL 2002

         The  following   table  provides   information   about  the  securities
authorized for issuance under our equity compensation plans as of December 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

                                    Number of securities
                                    to be issued upon        Weighted-average       Number of securities remaining
                                    exercise of outstanding  exercise price of      available for future issuance
                                    options (1)              outstanding options    under equity compensation plans (2)
----------------------------------- ------------------------ ---------------------- ------------------------------------
Equity compensation plans approved
by security holders                         1,364,847                 $0.50                        161,350
----------------------------------- ------------------------ ---------------------- ------------------------------------
Equity compensation plans not
approved by security holders                   --                      --                            --
----------------------------------- ------------------------ ---------------------- ------------------------------------
                            Total           1,364,847                 $0.50                        161,350
----------------------------------- ------------------------ ---------------------- ------------------------------------


---------------------


(1) Issued pursuant to our 2002 Stock Incentive Plan, our 2002 California Stock Incentive Plan, and our 2000 Stock Option Plan.

(2) 134,350 shares are available for future issuance pursuant to the 2002 Stock Incentive Plan and 27,000 shares are available for future issuance pursuant to the 2002 California Stock Incentive Plan. We do not intend to issue any additional options under our 2000 Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Stronghold became our wholly-owned subsidiary on May 16, 2002 pursuant to a merger of the Predecessor Entity with and into Acquisition Sub. Pursuant to the merger, the Predecessor Entity's stockholders surrendered all of the outstanding shares of the Predecessor Entity's common stock in exchange for a total of 7,000,000 shares of our Common Stock. Of these shares, Christopher J. Carey and his wife received a total of 3,937,500 shares held jointly, and Mr. Carey received an additional 1,093,750 shares individually.

         Pursuant to a Securities Purchase Agreement which we entered into on May 15, 2002, with Stanford, Stronghold, Pietro Bortolatti and Mr. Carey, we agreed to issue to Stanford (i) such number of shares of our Series A Preferred Stock that would in the aggregate equal 20% of the total issued and outstanding shares of our Common Stock, and (ii) such number of warrants for shares of our Common Stock that would equal the number of shares of Series A Preferred Stock issued to Stanford. The total aggregate purchase price for the Series A Preferred Stock and warrants paid by Stanford was $3,000,000. The issuance of the Series A Preferred Stock and warrants took place on each of four separate closing dates (May 16, 2002 and July 3, 11, and 19, 2002), in which we issued an aggregate of 2,002,750 shares of our Series A Preferred Stock to Stanford and warrants for 2,002,750 shares of our Common Stock. So long as any shares of Series A Preferred Stock are outstanding and held by Stanford, Stanford has the right to maintain its percentage ownership with respect to any additional securities we may issue, with certain exceptions.

         Pursuant to a Stockholders' Agreement which we entered into on May 16, 2002 with Stanford, Mr. Carey and his wife, if either Stanford or the Careys should ever want to sell any shares of our Series A Preferred Stock or Common Stock that they own, the other party has a (i) right of first refusal regarding such sale and, if such non-selling party does not want to exercise its right of first refusal, we have the residual right to purchase such shares, and (ii) right of co-sale under the same terms and for the same type of consideration. In the case of a material adverse event related to us, the Careys agreed to vote their shares as directed by Stanford, including removing and replacing the members of the board with designees nominated by Stanford. Finally, Stanford has the right to nominate one member of our board and the Carey's have agreed to vote for such nominee.

         On July 31, 2000, the Predecessor Entity entered into a line of credit loan arrangement with our President, Christopher Carey, who is also president of Stronghold. According to such arrangement, Mr. Carey made available $1,989,500, which the Predecessor Entity could borrow from time to time until August 1, 2001. Any borrowing under the facility could be reborrowed during the term of the agreement and the outstanding amounts accrued interest at the rate of interest per annum equal to the floating Base Rate, computed daily, for the actual number of days elapsed as if each full calendar year consisted of 360 days. Any overdue amounts accrued interest at an annual rate of 2% greater than the base rate, which is 2% above the floating base rate announced from time to time by Citibank, N.A. Under the agreement, the first interest payment was due on August 1, 2001. On such date, the line of credit was extended for one more year, until August 1, 2002. On April 22, 2002, the Predecessor Entity issued 500,000 shares of its common stock (which converted into 1,093,750 shares of our Common Stock when we acquired the Predecessor Entity on May 16, 2002) in exchange for cancellation of $1 million of outstanding debt under such line of credit. On May 16, 2002, the total amount outstanding under the line of credit was $2.2 million. On such date, we issued 666,667 shares of our Common Stock to Mr. Carey in exchange for cancellation of $1 million of the then outstanding amount. Stronghold will pay Mr. Carey the remaining $1.2 million according to the terms of a non-negotiable promissory note, which was issued on May 16, 2002.

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

         On September 14, 2002, we issued 5,000,000 shares of our Common Stock to our former president, Pietro Bortolatti, in exchange for the transfer from

Mr. Bortolatti of all of the outstanding shares of Terre di Toscana, Inc. to us. The assets of Terre di Toscana, Inc. included rights in several customer agreements. We valued the 5,000,000 shares issued to Mr. Bortolatti at par value, $.0001 per share. As part of our merger with the Predecessor Entity and the exchange of shares for our truffle business, Mr. Bortolatti has either surrendered or exchanged all of such shares.

         In August 2002, our outside director, Robert Cox, purchased 60,000 shares of our Common Stock at a purchase price of $1.50 per share for aggregate proceeds to us of $90,000. Such purchase was pursuant to a Subscription Agreement between Mr. Cox and us in which Mr. Cox made certain investment representations and warranties.

         Stanford is an affiliate of Stanford Financial Group, which is the majority stockholder of TWS International, Inc. Luis Delahoz, one of our outside directors, is the president and chief executive officer of TWS International, Inc. and is Stanford's representative on our board of directors.

         David Rector is a former director of ours and is also a principal of The David Stephens Group. In the past, we have engaged The David Stephens Group to perform certain management consulting services for which we paid The David Stephens Group $26,243.70 through January 31, 2001.

         Lenard Berger, our Chief Technology Officer and Vice President, James Cummiskey, our Vice President of Sales and Marketing, and Salvatore D'Ambra, our Vice President and Chief Engineer, each received 200,000 shares of common stock from the Predecessor Entity as founders of such entity, at a per share price of $0.005. Such shares converted into 437,400 shares of our Common Stock.

         On September 30, 2002, we entered into a loan agreement with CC Trust Fund to borrow an amount up to $355,128. This bridge loan is for a period of twelve months, with all principle due and payable on September 30, 2003. We will pay 12.5% interest on the outstanding principle each month. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. As of December 31, 2002, $305,000 was outstanding under the CC Trust Fund loan agreement. Christopher Carey Jr., Mr. Carey's son, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

         On September 30, 2002 we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. This bridge loan is for a period of twelve months, with all principle due and payable on September 30, 2003. We will pay 12.5% interest on the outstanding principle each month. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. As of December 31, 2002, $305,000 was outstanding under the AC Trust Fund loan agreement. Amie Carey, Mr. Carey's daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

         In October 2002, we issued a promissory note to Christopher J. Carey for the amount of $165,000. Such promissory note is due on or before December 31, 2003. Until such time as the principle is paid, interest on the note will accrue at the rate of 12.5%

         We believe that the terms of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORMS 8K

         (a) (1) Financial Statements.

                  Reference is made to the Index to Financial Statements on Page F-1.

         (a) (2) Financial Statement Schedules.

                  None.

         (a) (3) Exhibits.

                  Reference is made to the Exhibit Index on Page 42.

         (b) Reports on Form 8-K.

ITEM 14. CONTROLS AND PROCEDURES

         (a)  Evaluation of  disclosure  controls and  procedures.  Based on his
             -----------------------------------------------------
evaluation of the our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our chief executive officer and acting chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

                  In the course of evaluation during the period in question, we identified the need for, and hired, a chief financial officer with the purpose of having such person, among other duties, supervise disclosure controls and procedures. However, shortly after being hired, such person resigned his position on December 2, 2002. We are continuing to search for an appropriate person to serve as chief financial officer. In the interim, supervision of our disclosure controls and procedures remains with our chief executive officer.

         (b) Changes in internal controls.  There were no significant changes in
             ---------------------------
our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this ____ day of April, 2003.

                                         STRONGHOLD TECHNOLOGIES, INC.


                                         By:
                                            ------------------------------------
                                             Christopher J. Carey, President,
                                             Chief Executive Officer and Acting
                                             Chief Financial Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher J. Carey his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this registration statement, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


               SIGNATURE                                       TITLE                                 DATE
               ---------                                       -----                                 ----
Christopher J. Carey
--------------------------------------         President, Chief Executive Officer and Acting    April 15, 2003
                                               Chief Financial Officer
                                               (Principal Executive Officer and Principal
                                               Financial Officer) and Chairman of the Board
                                               of Directors


-------------------------------------          Controller                                       April 15, 2003
Karen Jackson                                  (Principal Accounting Officer)


-------------------------------------          Director                                         April 15, 2003
Robert J. Corliss


-------------------------------------          Director                                         April 15, 2003
Robert Cox


-------------------------------------          Director                                         April 15, 2003
William Lenahan


-------------------------------------          Director                                         April 15, 2003
Luis Delahoz


                                 CERTIFICATIONS

      I, Christopher J. Carey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Stronghold Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                     -------------------------------------------
                                     Christopher J. Carey
                                     President, Chief Executive Officer and
                                     Acting Chief Financial Officer
                                     (Principal Executive Officer and Principal
                                     Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                DESCRIPTION
------                -----------
2.1 (1)(4)            Merger Agreement and Plan of Merger, dated May 15, 2002, by and among TDT Development,
                      Inc., Stronghold Technologies, Inc., TDT Stronghold Acquisition Corp., Terre Di Toscana,
                      Inc., Terres Toscanes, Inc., certain stockholders of TDT Development, Inc. and
                      Christopher J. Carey.

2.2 (5)               Stock Purchase Agreement, dated July 19, 2002, by and between TDT Development, Inc. and
                      Mr. Pietro Bortolatti.

3.1 (2)               Articles of Incorporation, as amended on July 11, 2002.

3.2 (3)               By-Laws.

4.1 (2)               Certificate of Designations filed on May 16, 2002.

4.2 (5)               Specimen Certificate of Common Stock.

10.1 (2)              2002 Stock Incentive Plan.

10.2 (2)              Form of Incentive Stock Option Agreement to be issued under the 2002 Stock Incentive Plan.

10.3 (2)              Form of Nonstatutory Stock Option Agreement to be issued under the 2002 Stock Incentive Plan.

10.4 (5)              California 2002 Stock Incentive Plan.

10.5 (5)              Form of  Incentive  Stock  Option  Agreement  to be issued  under  the  California  2002  Stock
                      Incentive Plan.

10.6 (5)              Form of  Nonstatutory  Stock  Option  Agreement to be issued  under the  California  2002 Stock
                      Incentive Plan.

10.7 (2)              Executive Employment Agreement by and between Stronghold Technologies,  Inc. and Christopher J.
                      Carey, dated May 15, 2002.

10.8 (2)              Employment  and  Non-Competition  Agreement by and between  Stronghold  Technologies,  Inc. and
                      Lenard Berger, dated August 1, 2000.

10.9 (2)              Employment  and  Non-Competition  Agreement by and between  Stronghold  Technologies,  Inc. and
                      Salvatore D'Ambra, dated July 10, 2000.

10.10 (2)             Employment  and  Non-Competition  Agreement by and between  Stronghold  Technologies,  Inc. and
                      James J. Cummiskey, dated August 14, 2000.

10.11 (4)             Securities Purchase Agreement, dated May 15, 2002, by and among TDT Development, Inc.,
                      Stanford Venture Capital Holdings, Inc., Pietro Bortolatti, Stronghold Technologies, Inc.
                      and Christopher J. Carey.

10.12 (4)             Registration Rights Agreement, dated May 16, 2002, by and among TDT Development, Inc. and
                      Stanford Venture Capital Holdings, Inc.

10.13 (4)             Lock-Up Agreement, dated May 16, 2002, by and among TDT Development, Inc.

10.14 (4)             Stockholders' Agreement, dated May 16, 2002, by and among TDT Development, Inc.,
                      Christopher J. Carey, Mary Carey and Stanford Venture Capital Holdings, Inc.

10.15 (4)             Form of Warrant to be issued pursuant to the Securities Purchase Agreement (Exhibit
                      10.11).

10.16 (2)             Business Loan Agreement by and between Stronghold Technologies, Inc. and UnitedTrust
                      Bank, dated June 30, 2002.

10.17 (2)             Promissory Note issued by Stronghold Technologies, Inc. made payable to UnitedTrust Bank, dated June 30, 2002.

10.18 (2)             Commercial Security Agreement by and between Stronghold Technologies, Inc. and
                      UnitedTrust Bank, dated June 30, 2002.

10.19 (2)             Promissory Note issued by Stronghold Technologies, Inc. made payable to Christopher J.
                      Carey, dated May 16, 2002.

10.20 (6)             Loan Agreement by and among Stronghold Technologies, Inc., its subsidiary and UnitedTrust
                      Bank, dated September 30, 2002.

10.21 (6)             Commercial Loan Note issued by Stronghold Technologies, Inc. and its subsidiary made payable to UnitedTrust Bank, dated September 30, 2002.

10.22 (6)             Security Agreement by and between Stronghold Technologies, Inc. and UnitedTrust Bank, dated September 30, 2002.

10.23 (6)             Security Agreement by and between Stronghold's subsidiary and UnitedTrust Bank, dated
                      September 30, 2002.

10.24 (6)             Subordination Agreement by and among Christopher J. Carey, Stronghold Technologies, Inc.
                      and UnitedTrust Bank, dated September 30, 2002.

10.25 (6)             Subordination Agreement by and among Christopher J. Carey, Stronghold's subsidiary and
                      UnitedTrust Bank, dated September 30, 2002.

10.26 (6)             Guaranty by Christopher J. Carey in favor UnitedTrust Bank, dated September 30, 2002.

10.27 (6)             Loan Agreement by and among Stronghold Technologies, Inc., its subsidiary and AC Trust
                      Fund, dated September 30, 2002.

10.28 (6)             Loan Agreement by and among Stronghold Technologies, Inc., its subsidiary and CC Trust
                      Fund, dated September 30, 2002.

10.29 (6)             Form of Subscription Agreement by and between Stronghold Technologies, Inc. and each of the parties listed on the schedule of purchasers attached thereto.

10.30 (6)             Promissory Note issued by Stronghold Technologies, Inc. made payable to Christopher J.
                      Carey, dated September 30. 2002.


21 (5)                Subsidiaries of the Registrant.

23.1 (6)              Consent of Rothstein, Kass & Company, P.C.

24 (6)                Power of Attorney (included on page 40).

99.1 (6)              Section 906 Certification for principal executive officer and principal financial officer.

---------------------

(1) The exhibits and schedules to the Merger Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. TDT will furnish copies of any of the exhibits and schedules to the U.S. Securities and Exchange Commission upon request

(2) Incorporated herein by reference to the exhibits to Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002.

(3) Incorporated herein by reference to the exhibits to the Registrant's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on February 1, 2001 (No. 333-54822).

(4) Incorporated herein by reference to the exhibits to the Registrant's Current Report on Form 8-K dated May 16, 2002.

(5) Incorporated herein by reference to the exhibits to the Registrant's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 24, 2002.

(6) Filed herewith.

                  STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                                DECEMBER 31, 2002

                  STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONTENTS

================================================================================

INDEPENDENT AUDITORS'  REPORT                                                  1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                                2

     Consolidated Statements of Operations                                     3

     Consolidated Statements of Stockholders' Deficit                          4

     Consolidated Statements of Cash Flows                                     5

     Notes to Consolidated Financial Statements                             6-16

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Stronghold Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Stronghold Technologies, Inc. and Subsidiary as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stronghold Technologies, Inc. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has recurring losses, a substantial working capital deficit and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
February 28, 2003

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

================================================================================
December 31, 2002
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                              $    13,384
  Accounts receivable, less allowance for doubtful
   accounts of $200,000                                               1,192,451
  Inventories                                                           228,413
  Prepaid expenses                                                       19,906
                                                                    -----------
     Total current assets                                             1,454,154
                                                                    -----------
PROPERTY AND EQUIPMENT, NET                                             173,743
                                                                    -----------

OTHER ASSETS
  Software development costs                                            223,224
  Other                                                                  27,075
                                                                    -----------
     Total other assets                                                 250,299
                                                                    -----------
                                                                    $ 1,878,196
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                  $   851,660
  Accrued expenses and other current liabilities                        511,905
  Interest payable, stockholders                                        193,118
  Notes payable, stockholders, current portion                          775,000
  Note payable, current portion                                         458,333
  Obligations under capital leases, current portion                      15,033
                                                                    -----------
     Total current liabilities                                        2,805,049
                                                                    -----------

LONG-TERM LIABILITIES
  Notes payable, stockholders, less current portion                     970,749
  Note payable, less current portion                                  1,041,667
  Obligations under capital leases, less current portion                 21,791
                                                                    -----------
     Total long-term liabilities                                      2,034,207
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, $.0001 par value; authorized 5,000,000
     shares, 2,002,750 issued and outstanding
     (aggregate liquidation preference of $3,004,125)                       201
  Common stock, $.0001 par value, authorized 50,000,000
     shares, 9,857,000 issued and outstanding                               986
  Additional paid-in capital                                          4,839,635
  Stock subscription receivable                                          (3,000)
  Accumulated deficit                                                (7,798,882)
                                                                    -----------
     Total stockholders' deficit                                     (2,961,060)
                                                                    -----------
                                                                    $ 1,878,196
                                                                    ===========


See accompanying notes to consolidated financial statements.                   2

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================
YEARS ENDED DECEMBER 31,                                   2002            2001
--------------------------------------------------------------------------------

SALES                                               $ 2,802,483     $   614,540

COST OF SALES                                         1,627,420         247,797
                                                    ---------------------------

GROSS PROFIT                                          1,175,063         366,743

SELLING, GENERAL AND ADMINISTRATIVE                   5,490,419       2,645,396
                                                    ---------------------------

LOSS FROM OPERATIONS                                 (4,315,356)     (2,278,653)

INTEREST EXPENSE                                        213,447         141,435
                                                    ---------------------------

NET LOSS                                             (4,528,803)     (2,420,088)

DIVIDENDS                                              (294,843)
                                                    ---------------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS          $(4,823,646)    $(2,420,088)
                                                    ===========================

BASIC AND DILUTED LOSS PER
COMMON SHARE                                        $     (0.55)    $     (0.41)
                                                    ===========================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                             8,834,730       5,906,250
                                                    ===========================


See accompanying notes to consolidated financial statements.                   3

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

=====================================================================================================
YEARS ENDED DECEMBER 31, 2002 AND 2001
-----------------------------------------------------------------------------------------------------
                                                                                       ADDITIONAL
                                   PREFERRED STOCK               COMMON STOCK           PAID-IN
                                 SHARES       AMOUNT         SHARES        AMOUNT       CAPITAL

BALANCES, January 1, 2001             --   $        --      5,906,250   $       591   $    12,909

NET LOSS
                               ----------------------------------------------------------------------
BALANCES, December 31, 2001                                 5,906,250           591        12,909

ISSUANCE OF PREFERRED STOCK
 AND WARRANTS, net of costs    2,002,750           201                                  2,264,778

WARRANTS ISSUED AS DIVIDENDS                                                              294,843

ISSUANCE OF COMMON STOCK                                    2,190,333           219       267,281

CONVERSION OF STOCKHOLDER
 LOAN TO COMMON STOCK                                       1,760,417           176     1,999,824

NET LOSS
                               ----------------------------------------------------------------------

BALANCES, December 31, 2002    2,002,750   $       201    $ 9,857,000   $       986   $ 4,839,635
                               ======================================================================

========================================================================
YEARS ENDED DECEMBER 31, 2002 AND 2001
------------------------------------------------------------------------
                                  STOCK                        TOTAL
                               SUBSCRIPTION   ACCUMULATED    STOCKHOLDERS'
                                RECEIVABLE      DEFICIT        DEFICIT

BALANCES, January 1, 2001       $   (3,000)   $  (555,148)   $  (544,648)

NET LOSS                                       (2,420,088)    (2,420,088)
                               -----------------------------------------
BALANCES, December 31, 2001         (3,000)    (2,975,236)    (2,964,736)

ISSUANCE OF PREFERRED STOCK
 AND WARRANTS, net of costs                                    2,264,979

WARRANTS ISSUED AS DIVIDENDS                     (294,843)

ISSUANCE OF COMMON STOCK                                         267,500

CONVERSION OF STOCKHOLDER
 LOAN TO COMMON STOCK                                          2,000,000

NET LOSS                                       (4,528,803)    (4,528,803)
                               -----------------------------------------

BALANCES, December 31, 2002     $   (3,000)   $(7,798,882)   $(2,961,060)
                               =========================================


See accompanying notes to consolidated financial statements.                   4

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS


==============================================================================================
YEARS ENDED DECEMBER 31,                                                2002          2001
----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $(4,528,803)   $(2,420,088)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Provision for doubtful accounts                                       200,000
  Depreciation and amortization                                          61,905         32,986
  Increase (decrease) in cash attributable to
   changes in operating assets and liabilities:
   Accounts receivable                                               (1,110,091)      (282,360)
   Inventories                                                         (147,065)       (81,348)
   Prepaid expenses                                                     (15,021)          (285)
   Other receivables                                                    250,139       (250,139)
   Accounts payable                                                     794,019         35,528
   Accrued expenses and other current liabilities                       645,923        445,334
   Interest payable, stockholders                                        58,715        121,923
                                                                    --------------------------

NET CASH USED IN OPERATING ACTIVITIES                                (3,790,279)    (2,398,449)
                                                                    --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchase of property and equipment                        (94,585)       (82,139)
 Payments for software development costs                               (223,224)
 Payments for security deposits                                          (7,185)
                                                                    --------------------------

NET CASH USED IN INVESTING ACTIVITIES                                  (317,809)       (89,324)
                                                                    --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable, stockholders                            1,781,000        985,000
 Principal repayments of notes payable, stockholders                   (222,000)
 Proceeds from note payable                                           1,500,000
 Proceeds from issuance of preferred stock, net of financing costs    2,264,979
 Proceeds from issuance of common stock                                 267,500
 Principal payments for obligations under capital leases                 (8,274)
                                                                    --------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             4,083,205      2,485,000
                                                                    --------------------------

NET DECREASE IN CASH                                                    (24,883)        (2,773)

CASH, beginning of year                                                  38,267         41,040
                                                                    --------------------------

CASH, end of year                                                   $    13,384    $    38,267
                                                                    ==========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
 cash paid during the period for interest                           $   154,732    $    19,512
                                                                    ==========================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
  During the year ended December 31, 2002, the Company entered into two separate agreements to convert $2,000,000 of notes payable, stockholders into 1,760,417 shares of common stock.

  On May 15, 2002, the Company  consolidated the outstanding  amounts due to the majority stockholder into a promissory note of approximately $1,200,000 classified as a note payable, stockholder. Approximately $262,000 of accrued expenses has been reclassified to notes payable, stockholders.

  On June 30, 2002, the Company converted their outstanding line of credit with a non-affiliated bank into a note payable of $1,500,000.

  During the year ended December 31, 2002, obligations under capital leases aggregating $45,099 were incurred when the Company entered into various leases for computer equipment.


See accompanying notes to consolidated financial statements.                   5

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1. NATURE OF OPERATIONS

Stronghold Technologies, Inc. (the "Company") was incorporated in the state of New Jersey on August 1, 2000. The Company is engaged principally as a developer of wireless and internet-based systems for auto dealers in the United States.

On May 15, 2002, the Company entered into a Merger Agreement (the "Agreement") with Stronghold Technologies, Inc. a Nevada corporation (formally known as TDT Development, Inc. ("Parent")) whereby Parent issued 7,000,000 shares of its common stock in exchange for all of the Company's outstanding shares in a transaction accounted for as a reverse purchase acquisition. As a result, the Company is considered for accounting purposes, to be the acquiring company since the stockholders of the Company acquired more than 50% of the issued and outstanding stock of Parent. Pursuant to this Agreement, the outstanding options of the Company were also converted into options to purchase Parent common stock based on a conversion rate of 2.1875 as defined in the Agreement. Prior to the merger, Parent's operations were comprised solely of a business that sold truffles imported from Italy through its wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc. (the "Subsidiaries"). The Subsidiaries were sold on July 19, 2002 and had virtually no material operations for the period of May 16, 2002 through July 19, 2002. Since this transaction resulted in a change in reporting entity, the historical financial statements prior to May 16, 2002 are those of the Company. The stockholders' deficit of the Company has been retroactively restated.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $4,529,000 and has negative cash flow from operations of approximately $3,790,000 for the year ended December 31, 2002, and has a working capital deficit of approximately $1,351,000 and a stockholders' deficit of approximately $2,961,000 as of December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2003, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization as follows:

                               ESTIMATED
             ASSET            USEFUL LIFE     PRINCIPAL METHOD

     Computer equipment           5 Years      Declining-balance
     Computer software            3 Years      Declining-balance
     Furniture and fixtures       7 Years      Declining-balance
     Leasehold improvements       4 Years      Straight-line

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

Inventories

Inventories, which are comprised of hardware for resale, are stated at cost, on an average cost basis, which does not exceed market value.

Software Development Costs

Capitalized software development costs, including significant product enhancements, incurred subsequent to establishing technological feasibility in the process of software development and production, are capitalized according to Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. For the years ended December 31, 2002 and 2001, software development costs incurred were approximately $1,322,000 and $633,000, respectively.

Fair Value of Financial Instruments

Financial instruments held by the Company include cash, accounts receivable, notes payable and accounts payable. The book value of cash, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The fair values of the notes payable approximate book values primarily because the contractual interest rates approximate prevailing market rates.

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected discounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Retirement Plan

The Company has a retirement plan under Section 401(k) of the Internal Revenue Code ("the Plan"), which covers all eligible employees. The Plan provides for voluntary deduction of the employee's salary, subject to Internal Revenue Code limitations. The Company can make a matching contribution to the Plan, which is at the discretion of the Company and is determined annually. There were no matching contributions for the years ended December 31, 2002 and 2001.

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

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require more prominent disclosure about the effects on reported net income (loss) of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by the
Statement, the Company does not plan to adopt the fair value recognition provisions of SFAS No. 123 at this time. However, the Company has adopted the disclosure provisions of the Statement as of December 31, 2002.

The Company accounts for its stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of operations, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the date of grant (see Note 10).

Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company's net loss and net loss per common share would have been the following pro forma amounts for the years ended December 31, 2002 and 2001.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                      2002              2001
NET LOSS APPLICABLE TO COMMON
SHAREHOLDERS, as reported                         $(4,823,646)      $(2,420,088)

DEDUCT
Total stock-based compensation
 expense determined under fair
 value method for all awards, net
 of related tax effect                                 73,329             2,372
                                                  -----------------------------

PRO FORMA                                         $(4,896,975)      $(2,422,460)
                                                  =============================
BASIC AND DILUTED EPS
As reported                                       $     (0.55)      $     (0.41)
Pro forma                                         $     (0.55)      $     (0.41)


The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 0%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.03% and 5.09% for December 31, 2002 and 2001, respectively.

Revenue Recognition

Revenue is recognized under the guidelines of SFAS No. 48 "Revenue Recognition When Right of Return Exists" and has a four step process that must be met prior to the recording of revenue. The steps consist of the following: signing of sales contract, installation of hardware, completion of the training period and a signed contract from the customer stating they accept the product for the sixty-day trial period. Payment is due upon the completion of the trial period. The sales revenue and cost of sales reported in the consolidated statements of operations is reduced to reflect estimated returns. Service revenue is recognized when earned.

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

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Common Share

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilutions and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of the outstanding options and warrants are anti-dilutive, they have been excluded from the Company's computation of loss per common share.

New Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company does not anticipate that this pronouncement will have a significant impact on its consolidated financial position, results of operations or cash flows.

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 consists of the following:

     Computer equipment                                          $ 180,799
     Computer software                                              18,593
     Furniture and fixtures                                         20,523
     Computer equipment recorded under capital leases               45,099
     Leasehold improvements                                          7,982
                                                                 ---------
                                                                   272,996
     Less accumulated depreciation
     and amortization, including $15,031
     relating to computer equipment recorded
     under capital leases                                          (99,253)
                                                                 ---------
                                                                 $ 173,743
                                                                 =========

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

5. SOFTWARE DEVELOPMENT COSTS

For the years ended December 31, 2002 and 2001, amortization of software development costs charged to operations was nil due to the release of the capitalized product being projected in the second quarter of 2003. Technological feasibility was met as of July 1, 2002.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31, 2002:

Deferred maintenance fees                  $209,043
Commissions                                 137,332
Compensation                                100,461
Payroll taxes                                65,069
                                           --------
                                           $511,905
                                           ========

7. NOTES PAYABLE, STOCKHOLDERS

At December 31, 2002, notes payable, stockholders consists of the following:

Note payable, stockholder bearing interest at 12.5%
 per annum and due on September 30, 2003,
 collateralized by the assets of the Company.  Up
 to $375,404 can be borrowed by the Company                           $  305,000

Note payable, stockholder bearing interest at 12.5%
 per annum and due on September 30, 2003,
 collateralized by the assets of the Company.  Up
 to $355,128 can be borrowed by the Company                              305,000

Note payable, stockholder bearing interest
 at 12.5% is due prior to December 31, 2003                              165,000

Note payable, stockholder bearing interest at 12.5%
 is subordinated to the note payable of $1,500,000
 (Note 8) and is due after the terms of that note
 in 2006                                                                 970,749
                                                                      ----------
                                                                       1,745,749
Less current portion                                                     775,000
                                                                      ----------
                                                                      $  970,749
                                                                      ==========

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

8. NOTE PAYABLE

At June 30, 2002, the Company converted its outstanding line of credit into a note payable of $1,500,000. The note bears interest at a variable rate equal to the prime rate (4.25% at December 31, 2002), and is due in monthly installments of $41,667 plus interest to United Trust Bank, commencing in February 2003 through January 1, 2006. The note is collateralized by substantially all the assets of the Company and is guaranteed by the majority stockholder of the Company. The note payable, stockholder, of $970,749 is subordinated to this note. Interest expense on the note payable for year ended December 31, 2002 was approximately $76,000.

9. STOCK SUBSCRIPTION RECEIVABLE

The stock subscription receivable represents 600,000 shares of the Company's original common stock (restated to 1,312,500 as defined in the Agreement) due from two key employees and one stockholder.

10. STOCK OPTION PLANS

The Company has adopted three stock option plans ("Plans") providing for incentive stock options ("ISOs") and non-qualified stock options ("NQSOs"). The Company has reserved 1,985,938 shares of common stock for issuance upon the exercise of stock options granted under the Plans. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company's common stock at the date of the grant. The exercise price of an ISO granted to an employee owning greater than 10% of the Company's common stock will not be less than 110% of the fair market value of the Company's common stock at the date of the grant. The Plans further provide that the maximum period in which stock options may be exercised will be determined by the board of directors, except that they may not be exercisable after ten years from the date of grant.

The status of the Company's restated stock options per the Plans are summarized below:

                                                 RESTATED        WEIGHTED
                                  PLAN          PER SHARE        AVERAGE
                                OPTIONS       EXERCISE PRICE   EXERCISE PRICE
Outstanding at
January 1, 2001                  415,625       $0.05 - $0.12      $0.12
Granted in the year
   ended December 31, 2001       260,312       $0.12 - $0.69      $0.32
Terminated in the year
   ended December 31, 2001      (113,750)      $        0.05      $0.05
                               ---------
Outstanding at
December 31, 2001                562,187       $0.05 - $0.69      $0.11
Granted in the year
   ended December 31, 2002     1,090,900       $0.25 - $2.25      $1.53
Terminated in the year
   ended December 31, 2002      (288,240)      $0.10 - $2.00      $0.69
                               ---------
Outstanding at
December 31, 2002              1,364,847       $0.05 - $1.50      $0.50
                               =========

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10. STOCK OPTION PLANS (CONTINUED)

The exercise price ranges for options outstanding and exercisable at December 31, 2002 were:

                                                                             WEIGHTED
                         NUMBER OF SHARES    NUMBER OF SHARES   WEIGHTED      AVERAGE
          Exercise       OUTSTANDING AS OF    EXERCISABLE AT     AVERAGE     REMAINING
           Price           DECEMBER 31,        DECEMBER 31,     EXERCISE   CONTRACTUAL
           Range               2002                2002           PRICE        LIFE
  ---------------------  --------------------------------------------------------------
     $.05 through $ 50         203,333            21,498         $0.08          9 Years
     $.51 through $1.50      1,102,514            72,854         $1.50         10 Years
    $1.51 through $2.25         59,000             2,000         $1.74         10 Years
                         ------------------------------------
                             1,364,847            96,352
                         ====================================

11. INCOME TAXES

Until May 15, 2002, the date of the Merger Agreement, the Company operated as an "S" corporation and, as a result, the earnings and losses were included in the personal income tax returns of the respective stockholders. From the date of the Merger Agreement through December 31, 2002, the Company operated as a "C" corporation and had net operating losses ("NOL") of approximately $3,273,000 that will expire between 2009 and 2022.

The components of the Company's deferred tax asset at December 31, 2002 is approximately as follows:

Net operating loss carryforwards                                    $ 1,327,000
Allowance for doubtful accounts                                          81,000
Accrued shareholder interest                                             78,000
Accrued officer's compensation                                           41,000
Deferred maintenance fees                                                85,000
                                                                    -----------
                                                                      1,612,000
Less valuation allowance                                             (1,612,000)
                                                                    -----------

Net deferred income tax asset                                       $        --
                                                                    ===========

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11. INCOME TAXES (CONTINUED)

The components of the Company's income tax benefit for the year ended December 31, 2002 are approximately as follows:

DEFERRED
Federal                                    $ 1,373,000
State                                          239,000
                                           -----------
                                             1,612,000
Change in valuation allowance               (1,612,000)
                                           -----------
                                           $        --
                                           ===========

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                                2002      2001

Federal statutory rate                                            34 %     34 %
State income taxes, net of federal effect                          7        7
S-Corporation earnings passes to shareholders and other           (4)     (41)
Change in valuation allowance                                    (37)
                                                                ----      ----
Effective income tax rate                                          0 %      0 %
                                                                ====      ====

12. COMMITMENTS AND CONTINGENCIES

Securities Purchase Agreement

The  Company,  along  with  Parent,  and  certain  stockholders  of the  Company
(together the "Parties"), entered into a Securities Purchase Agreement (the "Purchase Agreement") dated and executed on May 15, 2002, with Stanford Venture Capital Holdings, Inc. ("Stanford"). Pursuant to the Purchase Agreement, the Parties agreed to issue to Stanford a total of 2,002,750 shares of the Company's Series A $1.50 Convertible Preferred Stock ("Series A Preferred Stock"), plus five-year warrants to purchase 2,002,750 shares of the Company's common stock at an exercise price of $1.50 for the first 1,001,375 shares and $2.25 for the remaining shares. The value of the warrants was treated as a dividend for approximately $295,000 (computed using the Black-Scholes model with the following assumptions: expected volatility of 0%, expected dividend yield rate of 0%, expected life of 5 years, and a risk-free interest rate of 4.03% for December 31, 2002) on May 15, 2002, the date of issuance. Pursuant to the Purchase Agreement, the issuance of the Series A Preferred Stock and Warrants took place on four separate closing dates beginning on May 16, 2002 and closing on July 19, 2002.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Future   aggregate   minimum   annual  rent  payments  under  these  leases  are
approximately as follows:

YEAR ENDING DECEMBER 31,

      2003               $ 128,000
      2004                 129,000
      2005                 108,000
      2006                  27,000
                         ---------
                         $ 392,000
                         =========

Rent expense was approximately $128,000 and $132,000 for the years ended December 31, 2002 and 2001, respectively.

 Obligations Under Capital Leases

At December 31, 2002, the Company has computer equipment recorded under capital leases expiring at various dates through 2005. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are depreciated over their estimated useful lives.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of December 31, 2002, minimum future lease payments are approximately as follows:


     YEARS ENDING DECEMBER 31,

          2003                                                     $18,000
          2004                                                      18,000
          2005                                                      11,000
                                                                   -------

     Total minimum lease payments                                   47,000
     Less amounts representing interest                             10,000
                                                                   -------
     Present value of net minimum lease payments                    37,000
     Less current portion                                           15,000
                                                                   -------
     Long-term portion                                             $22,000
                                                                   =======

License Agreement

On February 27, 2001, the Company entered into a software license agreement expiring June 30, 2003. Future payments under this agreement total $75,000. In addition, the agreement provides for an option to renew from July 1, 2003 to June 30, 2005. The Company will be required to pay $100,000 a year plus a percentage equal to the last published Consumer Price Index.

13. STOCKHOLDERS' DEFICIT

On April 22, 2002 and May 16, 2002, the majority stockholder converted and exchanged an aggregate of $2,000,000 of borrowings that were outstanding under a line of credit agreement for an aggregate of 1,093,750 and 666,667 shares of the Company's common stock, at a conversion price of $0.914 and $1.50, respectively. The remaining amounts outstanding under the line of credit, plus accrued interest, accrued officer compensation and un-reimbursed expenses were converted into a promissory note for approximately $1,200,000 on May 15, 2002 (Note 7).