Form 10KSB/A
period 2002-12-31
STRONGHOLD TECHNOLOGIES INC
filed 2003-04-24
CIK 1133598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-KSB/A
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A. [X]


         State  Registrant's  revenues for fiscal year ended  December 31, 2002:
$2,802,483


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

                                EXPLANATORY NOTE

     The Company is filing this Form 10-KSB/A to correct a technical error with regard to the signatures of the Form 10-KSB. With the exception of the corrected signatures, this Form 10-KSB/A is identical in all respects to the Company`s Form 10-KSB as filed with the Securities and Exchange Commission on April 15, 2003.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of April, 2003.

                                         STRONGHOLD TECHNOLOGIES, INC.


                                         By: /s/ Christopher J. Carey
                                            ------------------------------------
                                             Christopher J. Carey, President,
                                             Chief Executive Officer and Acting
                                             Chief Financial Officer

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


               SIGNATURE                                       TITLE                                 DATE
               ---------                                       -----                                 ----
/s/ Christopher J. Carey
--------------------------------------         President, Chief Executive Officer and Acting    April 15, 2003
                                               Chief Financial Officer
                                               (Principal Executive Officer and Principal
                                               Financial Officer) and Chairman of the Board
                                               of Directors

/s/ Karen Jackson
-------------------------------------          Controller                                       April 15, 2003
Karen Jackson                                  (Principal Accounting Officer)

/s/ Robert J. Corliss
-------------------------------------          Director                                         April 15, 2003
Robert J. Corliss

/s/ Robert Cox
-------------------------------------          Director                                         April 15, 2003
Robert Cox

/s/ William Lenahan
-------------------------------------          Director                                         April 15, 2003
William Lenahan

/s/ Luis Delahoz
-------------------------------------          Director                                         April 15, 2003
Luis Delahoz


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

Date: April 15, 2003
                                     /s/ Christopher J. Carey
                                     -------------------------------------------
                                     Christopher J. Carey
                                     President, Chief Executive Officer and
                                     Acting Chief Financial Officer
                                     (Principal Executive Officer and Principal
                                     Financial Officer)

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