Form 10QSB
period 2003-03-31
STRONGHOLD TECHNOLOGIES INC
filed 2003-05-15
CIK 1133598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31,
                       2003 Commission File No. 333-54822


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

                                 (908) 630-9696
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)





         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 2003:


Class                                                         Number of Shares
-----                                                         ----------------
Common Stock, $0.0001 par value                                 9,857,000

         Transitional Small Business Disclosure Format

                Yes:          No:  X
                    -------      ------

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

        Item 1. Financial Statements
                CONSOLIDATED BALANCE SHEETS
                as of March 31, 2003 (unaudited) ...............................    1

                CONSOLIDATED  STATEMENTS  OF INCOME For the Three  Months  Ended
                March 31, 2003 and 2002
                (unaudited) ....................................................    2

                CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended
                March 31, 2003 and 2002
                (unaudited) ....................................................    3

                NOTES TO CONSOLIDATED FINANCIAL
                STATEMENTS (unaudited) .........................................    4

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations ............................    7

                Liquidity and Capital Resources ................................   20

                Results of Operations ..........................................   22

                Changes to Critical Accounting Policies, Estimates and Risks ...   23

        Item 3. Controls and Procedures ........................................   27

PART II. OTHER INFORMATION

        Item 2. Changes in Securities ..........................................   28

        Item 5. Other Information ..............................................   30

        Item 6. Exhibits and Reports on Form 8-K ...............................   32

SIGNATURES AND CERTIFICATIONS ..................................................   34

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET as of March 31, 2003 (unaudited)
--------------------------------------------------------------------------------

ASSETS

Current assets
Cash                                                         $     5,681
Accounts receivable, less allowance for doubtful
 accounts of $200,000                                          1,161,234
Inventories                                                      181,412
Prepaid expenses                                                  28,883
                                                             -----------

Total current assets                                           1,377,210
                                                             -----------

Property and equipment, net                                      162,068
                                                             -----------

Other assets
Software development costs                                       397,309
Other                                                             30,660
                                                             -----------

Total other assets                                               427,969
                                                             -----------

                                                             $ 1,967,247

                                                             -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                             $   694,040
Accrued expenses and other current liabilities                   795,349
Interest payable, stockholders                                   254,742
Notes payable, stockholders, current portion                   1,059,280
Note payable, current portion                                    500,000
Obligations under capital leases, current portion                 15,033
                                                             -----------

Total current liabilities                                      3,318,444
                                                             -----------

Long-term liabilities
Notes payable, stockholders, less current portion              1,201,419
Note payable, less current portion                               916,667
Obligations under capital leases, less current portion            17,932
                                                             -----------

Total long-term liabilities                                    2,136,018
                                                             -----------

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value; authorized 5,000,000
shares, 2,002,750 issued and outstanding
(aggregate liquidation preference of $3,004,125)                     201
Common stock, $.0001 par value, authorized 50,000,000
shares, 9,857,000 issued and outstanding                             986
Additional paid-in capital                                     4,934,634
Stock subscription receivable                                     (3,000)
Accumulated deficit                                           (8,420,036)
                                                             -----------

Total stockholders' deficit                                   (3,487,215)
                                                             -----------

                                                             $ 1,967,247
                                                             -----------

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


Three Months Ended March 31,                 2003              2002
                                         -----------------------------


Sales                                    $   919,010       $   317,921

Cost of sales                                323,704           160,385
                                         -----------------------------

Gross profit                                 595,306           157,536

Selling, general and administrative        1,108,814         1,007,364
                                         -----------------------------

Loss from operations                        (513,508)         (849,828)

Interest expense                             107,646            56,040
                                         -----------------------------

Net loss                                 $  (621,154)      $  (905,868)
                                         -----------------------------

Basic and diluted loss per
common share                             $     (0.06)      $     (0.15)
                                         -----------------------------



Weighted average number of
common shares outstanding                  9,857,000         5,906,250
                                         -----------------------------

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS  OF CASH FLOWS
--------------------------------------------------------------------------------

Three Months Ended March 31,                                      2003              2002
-------------------------------------------------------------------------------------------

Cash flows from operating activities
Net loss                                                      $  (621,154)      $  (905,868)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Provision for doubtful accounts                                                    69,000
  Depreciation and amortization                                    15,000             6,926
  Non-cash interest expense for issuance of warrants               23,750
  Increase (decrease) in cash attributable to
   changes in operating assets and liabilities:
   Accounts receivable                                             31,217          (635,902)
   Inventories                                                     47,000           (87,261)
   Prepaid expenses                                                (8,977)            4,885
   Other                                                           (3,585)
   Accounts payable                                              (157,620)          161,368
   Accrued expenses and other current liabilities                 283,444          (304,051)
   Interest payable, stockholders                                  61,624           173,033
                                                              -----------------------------
Net cash used in operating activities                            (329,301)       (1,517,870)
                                                              -----------------------------

Cash flows from investing activities
Payments for purchase of property and equipment                    (3,325)          (36,785)
Payments for software development costs                          (174,085)
                                                              -----------------------------
Net cash used in investing activities                            (177,410)          (36,785)
                                                              -----------------------------

Cash flows from financing activities
Proceeds from notes payable, stockholders                         606,200           998,585
Principal repayments of notes payable, stockholders               (20,000)
Principal repayments of notes payable                             (83,333)
Principal payments for obligations under capital leases            (3,859)
                                                              -----------------------------
Net cash provided by financing activities                         499,008           998,585
                                                              -----------------------------

Net decrease in cash                                               (7,703)         (556,070)

Cash, beginning of period                                          13,384            38,267
                                                              -----------------------------
Cash, end of period                                           $     5,681       $  (517,803)
                                                              -----------------------------
Supplemental disclosure of cash flow information,
 cash paid during the period for interest                     $    22,272       $    17,409
                                                              -----------------------------
Supplementary schedule of non-cash financing activities,
 warrants issued in connection with debt                      $    95,000       $        --
                                                              -----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three-month period ended March 31,2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 2002.



2. Inventories


Inventories, which are comprised of hardware for resale, are stated at cost, on an average cost basis, which does not exceed market value.

3. Loss per common share

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilutions and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of the outstanding options and warrants are anti-dilutive, they have been excluded from the Company's computation of diluted loss per common share.

4. New accounting pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company does not anticipate that this pronouncement will have a significant impact on its consolidated financial position, results of operations or cash flows.

5. Stock-based compensation

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require more prominent disclosure about the effects on reported net income
(loss) of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by the Statement, the Company does not plan to adopt the fair value recognition provisions of SFAS No. 123 at this time. However, the Company has adopted the disclosure provisions of the Statement.

The Company accounts for its stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of operations, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the date of grant.

Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company's net loss and net loss per common share would have been the following pro forma amounts for the three-month periods ended March 31, 2003 and 2002.


                                          2003            2002
                                       -------------------------
Net loss applicable to common
shareholders, as reported              $(621,154)      $(905,868)

Deduct
Total stock-based compensation
 expense determined under fair
 value method for all awards, net
 of related tax effect                    19,031             593
                                       -------------------------
Pro forma                              $(640,185)      $(906,461)
                                       -------------------------
Basic and diluted EPS
As reported                            $   (0.06)      $   (0.15)
Pro forma                              $   (0.06)      $   (0.15)




The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 0%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 3.81% and 5.28% for March 31, 2003 and 2002, respectively.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $621,000 and has negative cash flow from operations of approximately $244,000 for the three-month period ended March 31, 2003, and has a working capital deficit of approximately $1,941,000 and a stockholders' deficit of approximately $3,487,000 as of March 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2003, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


6. Accrued expenses and other current liabilities


Accrued expenses and other current liabilities consist of the following at March 31, 2003:


Deferred maintenance fees      $297,160
Commissions                     165,188
Compensation                    100,112
Payroll taxes                   232,889
                               --------
                               $795,349
                               --------

7. Subsequent event

On April 30, 2003, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc. for the issuance of 2,444,444 shares of our Series B $.90 Convertible Preferred Stock. The issuance of the Series B Preferred Stock will take place on six separate closing dates beginning on May 5, 2003 through September 15, 2003. In connection with the Securities Purchase Agreement, we agreed to modify the previously issued five-year warrants assigned to Stanford to purchase 2,002,750 shares of our Common Stock at an exercise price of $1.50 for the first 1,001,375 shares and $2.25 for the remaining shares: (i) to reduce the exercise price to $.25 per share; and (ii) to extend the expiration date through August 1, 2008. In addition, our President and Chief Executive Officer, Christopher J. Carey agreed to convert outstanding loans of $543,000 to 603,333 shares of our common stock at a price of $.90 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our History

         We were incorporated on September 8, 2000 in the State of Nevada, under the name TDT Development, Inc. On May 16, 2002, we acquired Stronghold Technologies, Inc., a New Jersey corporation, referred to herein as the "Predecessor Entity", pursuant to a merger of such entity into our wholly-owned subsidiary, TDT Stronghold Acquisition Corp., referred to herein as "Acquisition Sub". As consideration for the merger, we issued 7,000,000 shares of our Common Stock, par value $0.0001 per share, to the stockholders of the Predecessor Entity in exchange for all of the issued and outstanding shares of the Predecessor Entity. After the closing of the merger, Acquisition Sub, the survivor of the merger, changed its name to Stronghold Technologies, Inc. and remains our wholly owned subsidiary. On July 11, 2002, we changed our name from TDT Development, Inc. to Stronghold Technologies, Inc. Finally, on July 19, 2002, we exchanged all of the shares that we held in our two other wholly owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc., for 75,000 shares of our Common Stock held by Mr. Pietro Bortolatti, our former president. These subsidiaries conducted an import and distribution business specializing in truffle-based food products.

         All references to "we," "us," "our," or similar terms used herein refer to Stronghold Technologies, Inc., a Nevada corporation, formerly known as TDT Development, Inc. or its wholly-owned subsidiary, Stronghold Technologies, Inc. a New Jersey entity. All references to "Stronghold" used herein refer to just our wholly owned subsidiary, Stronghold Technologies, Inc., a New Jersey corporation. All references to the "Predecessor Entity" refer to the New Jersey corporation we acquired on May 16, 2002, Stronghold Technologies, Inc., which was merged with and into Stronghold.

         Our principal executive offices are located at 450 Claremont Road, Bernardsville, NJ 07924. Our telephone number at that location is (908) 630-9696 and our Internet address is www.strongholdtech.com. The information contained on our website is not incorporated by reference herein.

Summary of Discontinued Truffle Business Operations

         From our inception on September 8, 2000, through July 19, 2002, we imported, marketed and distributed specialized truffle-based food products, including fresh truffles, truffle oils, truffle pates, truffle creams and truffle butter, through our former wholly owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc. Our target market included retailers such as restaurants, specialty food stores, delicatessens and supermarkets. We imported products directly from Italian producers and marketed our products in the specialty food industry. We marketed our products primarily in Florida, South Carolina, North Carolina and California, and also earned commissions on sales made in Belgium, Holland and Germany.

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

         Stronghold's DealerAdvance Sales Solution(TM), an enterprise software system leveraging wireless technologies, includes a Customer Relationship Management software application, referred to herein as CRM, and has been designed to maximize the revenues and reduce the operating expenses of automobile dealerships. Stronghold has completed the development of DealerAdvance Sales Solution(TM), which is a software suite designed to increase sales by effectively capturing a greater percentage of unsold customer prospects and maximizing customer "be-back" (return) and closure rates. We plan to introduce a full range of enterprise applications for auto dealerships, including the DealerAdvance Service Solution(TM) and the DealerAdvance Inventory Management Solution(TM), products designed to increase revenues and maximize profitability by effectively managing dealer service operations, customer information and vehicle inventory. These products are similar to the handheld and wireless systems used in the auto rental industry. Consumers are now accustomed to a swift car return process wherein the attendant scans the car, brings up the rental terms, completes the sale and prints out a receipt, all without having to step over to a counter.

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

         Stronghold introduced Version 3.0 of its software and installed another 3 dealership sites in the first quarter ending March 31, 2002, adding customers in New York. In the second quarter ending June 30, 2002, Stronghold installed another 7 sites, adding customers in Arizona, Southern California and South Carolina. In the third quarter ending September 30, 2002, Stronghold implemented another 10 sites, adding customers in Virginia, Florida, South Carolina and Central California, and introduced Version 3.1 of its software. In the fourth quarter ending December 31, 2002, Stronghold installed an additional 13 dealerships, adding customers in Texas, Indiana and Michigan. Overall, in 2002, Stronghold installed DealerAdvance Sales Solution(TM), in a total of 33 dealerships sites representing Toyota, Honda, Ford, Chevrolet, Nissan, Volkswagen, Buick, Pontiac, Cadillac, Chrysler, Dodge, Kia and Hyundai. In the quarter ended March 31, 2003, the Company installed systems in 11 dealerships in California, Nevada, Indiana, Washington, Ohio, and Michigan. Stronghold expanded its representation of automotive brands to include Lincoln/Mercury and Mitsubishi.

         Stronghold plans to utilize its direct sales force to market the DealerAdvance Sales Solution(TM) on a national basis. Stronghold has established a strong presence in most regions of the United States, and is continuing to add business development and operations offices pursuant to an organized growth plan. Stronghold ended the quarter ended March 31, 2003 with personnel located in Northern New Jersey, San Francisco, Washington, DC, Atlanta, Los Angeles, Phoenix, Miami, Seattle, Cleveland, and Dallas.

         At March 31, 2003, a total of 44 dealers were using the DealerAdvance Sales Solution(TM), of which approximately 34 had reached or exceeded the 60-day performance period associated with installation.

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

         The DealerAdvance Service Solution(TM) is designed to provide for improved customer service and reduced vehicle check in time and to allow dealer representatives to scan a particular vehicle identification number from the windshield or door. DealerAdvance Service Solution(TM) also is designed to provide for instant mobile access to client and vehicle history and to allow the dealer representatives to access warrantee and service period advice instantly. This product also is expected to include an up-selling application to increase revenue per repair order and an application to allow service marketing through the DealerAdvance(TM) CRM application.

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

Research and Development

         Since inception, we have spent approximately $2,365,372 on research and development activities. While we have been successful in meeting planned goals in the development and introduction of DealerAdvance Sales Solution(TM), there can be no assurance that our research and development efforts will be successful with respect to additional products, or if successful, that we will be able to successfully commercially exploit such additional products.

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


         We believe that our proprietary technology is unique and, therefore, places us at a competitive advantage in the industry. However, there can be no assurance that our competitors will not develop a similar product with properties superior to our own or at greater cost-effectiveness.

Marketing and Sales

         Stronghold has defined a target market of approximately 12,000 dealerships that meet the base criteria for potential use of our system. More specifically, Stronghold has qualified a primary target market of 6,500 dealerships where the potential sale and use of the system is the greatest. The primary target market includes dealerships that sell a minimum of 75 new and used cars each month and do not have a CRM system currently installed.

         Stronghold distributes its DealerAdvance Sales Solution(TM) through direct sales, which Stronghold believes is most effective when introducing an innovative new solution to the marketplace. Stronghold is continuing to grow its Sales and Marketing team, which is aligned along geographic territory units.

Employees

         Stronghold currently has a total of 34 full-time employees and 2 part-time employees, of which 24 are dedicated to marketing and sales and regional customer support. Stronghold has hired senior and experienced business development mangers to provide regional market penetration. During the quarter ended March 31, 2003, Stronghold promoted two Business Development Managers to Regional Sales Managers and Vice Presidents, to manage the sales force in the Eastern and Western Regions of the US. Each Regional Manager is responsible for recruiting, training and managing the Business Development Managers in their territories. The Regional Managers each finished the quarter ended March 31, 2003 with 3 sales people, and expect to each add 2 more sales people in the second quarter. These additional sales people will be placed in new metropolitan areas, to be determined over the next few months.

         Stronghold promoted two existing Consultants to the role of Eastern and Western Regional Manager for Client Services, with the responsibility of managing Client Consultants in their territories. These Client Consultants are responsible for providing installation, training and ongoing support services to Stronghold's new and existing customers. The Regional Managers report to the National Client Services Manager located in Sterling, Virginia.

         Stronghold hired a Vice President of Marketing in the quarter ended March 31, 2003. The Vice President of Marketing works closely with the CEO and the Regional Vice Presidents of Sales to execute Stronghold's marketing strategy and to enhance market awareness of the DealerAdvance Sales Solution(TM). There are no collective bargaining arrangements among Stronghold employees. We believe Stronghold's relationship with its employees to be good.

         On January 27, 2002, Stronghold terminated its relationship with James Cummiskey, Vice President of Sales and Marketing. Stronghold does not plan to hire a new Vice President of Sales and Marketing, as the Vice President of Marketing and the two Regional Managers will assume the responsibilities of this post.

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

Safe Harbor Statement

         The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 ("the Securities Act"), as amended and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the anticipated growth in the markets for the our technologies, the continued development of our products, the approval of the our Patent Applications, the successful implementation of the our sales and marketing strategies, the anticipated longer term growth of our business, and the timing of the projects and trends in future operating performance are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the uncertainty of market acceptance and the timing and completion of pilot project analysis, and other factors, including general economic conditions, not within our control. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

         We have a history of operating losses in our wireless business and have incurred significant net losses in such business in each fiscal quarter since our inception. We had a net loss of $621,154 for the quarter ended March 31, 2003. We had a net operating loss of $513,508 for the quarter ended March 31, 2003 and a net operating loss of approximately $4,157,670 for the period from May 17, 2002 through March 31, 2003 to offset future taxable income. Losses prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. We expect to continue to incur net losses and negative cash flows because we intend to increase operating expenses to develop the Stronghold brand through marketing, promotion and enhancement of our services. As a result of this expected increase in operating expenses, we will need to generate significant additional revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section, as well as numerous other factors outside of our control, including:

         o Development of competing products that are more effective or less costly than ours;

         o Our ability to develop and commercialize our own products and technologies; and

         o Our ability to achieve increased sales for our existing products and sales for any new products.

         It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly basis in the future. If we do not achieve sustained profitability, we will be unable to continue our operations.

If We Are Unable To Obtain Sufficient Funds, And Incur A Cash Flow Deficit, Our Business Could Suffer.

         We believe that the funds that were raised through our recent debt and equity financings will only be sufficient for our needs for the immediate future, raising doubt about our ability to continue as a going concern. We anticipate that we will be required to raise additional capital after the second quarter of 2003 and over the next several years in order to operate according to our business plan. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Also, lending institutions or private investors may impose restrictions on future decisions by us to make capital expenditures, acquisitions or asset sales.

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

If We Fail to Gain Market Acceptance of our Products, our Business and Results of Operations Would be Harmed.

         We are still in the verification and validation stages of our DealerAdvance(TM) suite of products. Our first pilot system for DealerAdvance Sales Solution(TM) was installed in April 2001 and our sixth and final pilot system was installed in September 2001. We implemented a total of 33 additional sites in 2002, and 11 sites in the quarter ended March 31, 2003. We expect to introduce our DealerAdvance Service Solution(TM) and DealerAdvance Inventory Management Solution(TM) sometime over the next two years. These solutions are still in the development stages and are not yet at the point where they are ready to be installed in test sites. While we have received positive feedback and market acceptance of DealerAdvance Sales Solution(TM) by the test sites, fifty systems is a small number and results in such sites may not be indicative of the overall market acceptance and success of DealerAdvance Sales Solutions(TM) or our entire DealerAdvance(TM) suite of products. We may experience design, marketing, and other difficulties that could delay or prevent our development, introduction, or marketing of these and other new products and enhancements. In addition, the costs of developing and marketing our products may far outweigh the revenue stream generated by such products. Finally, our prospects for success will depend on our ability to successfully sell our products to key automobile dealerships that may be inhibited from doing business with us because of their commitment to their own technologies and products, or because of our relatively small size and lack of sales and production history.

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

If We Fail to Properly Manage Our Growth, Our Business and Results of Operations Would be Harmed.

         We have begun expanding our operations in anticipation of an aggressive rollout of our DealerAdvance(TM) product suite. In the past twelve months, our sales, marketing and customer support team has increased from 7 to 24 employees. We have strategically hired additional sales representatives in the past twelve months, expanding into Arizona, Virginia, Southern California, Florida, Ohio, Texas and Georgia. Additionally, we must continue to develop and expand our systems and operations as the number of automobile dealerships installing our products and requiring our ongoing services increases. The pace of our anticipated expansion, together with the level of expertise and technological sophistication required to provide implementation and support services, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery and post-installation and post-consultation field and remote support. This development and expansion has placed, and we expect it to continue to place, strain on our managerial, operational and financial resources.

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

         As of March 31, 2003, our executive officers and directors beneficially owned in the aggregate approximately 67%, and together with affiliated entities beneficially owned approximately 75% of the outstanding shares of our Common Stock, assuming the exercise of all options, warrants and the conversion of any convertible securities held by such persons, which were presently exercisable or will become exercisable within 60 days after March 31, 2003. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

We Are Controlled by Our President, Which May Result in You Having No Control in Our Direction or Affairs.

         As of March 31, 2003, our president owned approximately 58% of our current outstanding Common Stock, assuming the exercise of all options, warrants and the conversion of any convertible securities held by him, which were presently exercisable or will become exercisable within 60 days after March 31, 2003. As a result, he has the ability to control us and direct our affairs and business, including the approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders. Any of these events could decrease the market price of our Common Stock.

Stockholders May Suffer Dilution as a Result of Shares Eligible for Future Issuance.

         As of March 31, 2003, we had 9,857,000 shares of our Common Stock issued and outstanding. In addition, we had the potential to issue 1,364,847 shares of our Common Stock upon the exercise of all outstanding options, and 4,005,500 shares of our Common Stock upon the exercise of certain warrants outstanding and upon the conversion of certain shares of our Series A Preferred Stock. Consequently, sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our Common Stock.

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

Liquidity And Capital Resources

Overview

         As of March 31, 2003, our cash balance was $5,681. We had a net loss of $621,154 for the fiscal quarter ended March 31, 2003. We had a net operating loss of $513,508 for the fiscal quarter ended March 31, 2003 and a net operating loss of approximately $4,157,670 for the period from May 17, 2002 through March 31, 2003 to offset future taxable income. Losses prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future quarters. Our accounts receivable at March 31, 2003 was $1,161,234 (less allowances for doubtful accounts of $200,000), as compared to $565,722 for the quarter ended March 31, 2002. The increase in accounts receivable represents amounts owed to Stronghold for new installations and maintenance, service, training services, software customization and additional systems components.

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

         On May 15, 2002, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, in which we agreed to issue to Stanford (i) such number of shares of our Series A $1.50 Convertible Preferred Stock, referred to herein as Series A Preferred Stock, that would in the aggregate equal 20% of the total issued and outstanding shares of our Common Stock, and (ii) such number of warrants for shares of our Common Stock that would equal the number of shares of Series A Preferred Stock issued to Stanford. The total aggregate purchase price for the Series A Preferred Stock and warrants paid by Stanford was $3,000,000. The issuance of the Series A Preferred Stock and warrants took place on each of four separate closing dates (May 16, 2002 and July 3, 11, and 19, 2002), at which we issued an aggregate of 2,002,750 shares of our Series A Preferred Stock and warrants for 2,002,750 shares of our Common Stock to Stanford.

         On May 16, 2002, the total amount outstanding under the line of credit with Mr. Carey was $2.2 million. On such date, we issued 666,667 shares of our Common Stock to Mr. Carey in exchange for the cancellation of $1 million of the then outstanding amount under the line of credit. We agreed to pay Mr. Carey the remaining $1.2 million according to the terms of a non-negotiable promissory note, which was issued on May 16, 2002.

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

         On September 30, 2002, we entered into a loan agreement with CC Trust Fund to borrow an amount up to $355,128. This bridge loan is for a period of twelve months, with all principle due and payable on September 30, 2003. We will pay 12.5% interest on the outstanding principle each month. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. As of March 31, 2003, $355,128 was outstanding under the CC Trust Fund loan agreement. Christopher Carey Jr., Mr. Carey's son, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

         On September 30, 2002 we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. This bridge loan is for a period of twelve months, with all principle due and payable on September 30, 2003. We will pay 12.5% interest on the outstanding principle each month. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. As of March 31, 2003, $374,404 was outstanding under the AC Trust Fund loan agreement. Amie Carey, Mr. Carey's daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

         In October 2002, we issued a promissory note to Christopher J. Carey for the amount of $165,000. Such promissory note is due on or before December 31, 2003. Until such time as the principle is paid, interest on the note will accrue at the rate of 12.5%.

         On March 18, 2003 we entered into a bridge loan agreement with our President, Christopher J. Carey, for a total of $400,000. The agreement stipulates that the company will pay an 8% interest rate on a quarterly basis until the loan becomes due and payable on June 30, 2004. We also issued to Mr. Carey 391,754 warrants exercisable for Common Stock for 10 years at a price of $.97 per share.

         On April 30, 2003, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc. for the issuance of 2,444,444 shares of our Series B $.90 Convertible Preferred Stock. The issuance of the Series B Preferred Stock will take place on six separate closing dates beginning on May 5, 2003 through September 15, 2003. In connection with the Securities Purchase Agreement, we agreed to modify the previously issued five-year warrants assigned to Stanford to purchase 2,002,750 shares of our Common Stock at an exercise price of $1.50 for the first 1,001,375 shares and $2.25 for the remaining shares: (i) to reduce the exercise price to $.25 per share; and (ii) to extend the expiration date through August 1, 2008. In addition, our President and Chief Executive Officer, Christopher J. Carey agreed to convert outstanding loans of $543,000 to 603,333 shares of our common stock at a price of $.90 per share.

         We believe we have sufficient cash on hand to support our operating plan for at least the next nine months. To enable us to fund our research and development and commercialization efforts during the subsequent months, we may enter into additional private placement transactions with individual investors.

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

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         Revenue Recognition Policy

         Revenue related to the sale of our products is comprised of one-time charges to the dealerships for hardware (including server, wireless infrastructure, desktop PC, printer, interior/exterior access points/antennas and handheld devices), software licensing fees and installation/training services. The average installation for DealerAdvance Sales Solution(TM) is approximately $83,000. The most significant variable in pricing is the number of handheld devices.

         Once DealerAdvance Sales Solution(TM) is installed, Stronghold provides hardware and software maintenance services for a yearly fee equal to approximately 10% of the one-time implementation fees. All dealerships contract these services and pay on a monthly basis. Stronghold provides other services, including software and report customization, business and operations consulting, and sales training services. All of these services are contracted on an as needed basis and typically are charged on a time and expenses basis. In addition, we offer a sixty-day performance trial period. After this time, a large portion of the dealerships converts the one-time fee into a third party lease. Stronghold has entered into a number of relationships with leasing companies in which the leasing company finances the implementation fees for the dealership in a direct contractual relationship with the dealership. Stronghold accepts no liability under these arrangements, and the lease is based on the creditworthiness of the dealership. The leasing company receives the invoice from Stronghold, and remits funds upon acceptance by the dealership. Stronghold receives all funds as invoiced, with all interest costs passed to the dealership. These leases typically run 36 months in duration, during which time Stronghold contracts for service and maintenance services. After the initial installation Stronghold charges separately for future software customization, for additional training, and for additions to the base system (e.g., more handheld devices for additional sales people). Depending upon the dealership arrangement, the support and maintenance contracts are either billed monthly and recorded as revenue monthly, or are recorded up front to unearned maintenance fees at the present value of the 36-month revenue stream and amortized monthly to revenue over the life of the agreement.

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

         Software Development Capitalization Policy

         Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. For the quarter ended March 31, 2003, Stronghold capitalized $173,921 of development costs in developing enhanced functionality of its DealerAdvance(TM) product.

Three Months Ended March 31, 2003 and Three Months Ended March 31, 2002
-----------------------------------------------------------------------

         For the quarter ended March 31, 2003, we had revenue of $919,010, compared to revenue of $317,921 for the quarter ended March 31, 2002. This represents an increase of $601,089 or 189%. This increase is due to our having installed 11 dealerships this year versus 3 dealerships last year. In addition, we are continuing to build our installed base of auto dealerships, which is resulting in an increase in monthly maintenance revenue. We have also introduced a number of complementary services, including training and business development consulting, which has also led to increased revenue.

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

         We generated $595,306 in gross profits from sales for the quarter ended March 31, 2003, which was an increase of $437,770 from the quarter ended March 31, 2002, when we generated $157,536 in gross profits. We were able to improve our gross profit margin from 49.5% in the quarter ended March 31, 2002 to 64.7% in the quarter ended March 31, 2003. This is an improvement of 30.7% in gross profit margin, which was based on our ability to reduce our implementation costs per dealership. This was attributed to better buying of subcontracted services, lower software and information licensing costs, lower costs for materials, and better negotiated prices with customers. With an increase in the number of installed sites, we realized larger scale to offset certain other fixed costs of goods sold.

         We were able to increase revenue 189% and improve gross profit margins by 30.7% with a small increase in total Selling, General and Administrative expenses. Total overhead expenses in the quarter ended March 31, 2003 were $1,108,814, an increase of 10% or $101,450 from the quarter ended March 31, 2002 of $1,007,364. We substantially completed DealerAdvance Sales Solution(TM), and we were able to reduce costs associated with software development with the reduction in development staff. This reduction of costs was offset by an increase in selling expense with the addition of Business Development Managers in new territories and Client Consultants to support additional dealerships. We will continue to enhance our products, and offer customized services to our customers, and will accomplish this with a smaller software support group. In subsequent quarters we will consider additional staff to begin new applications development as increased volume and cash allows.

         Our interest expense increased from $56,040 in the quarter ended March 31, 2002 to $107,646 in the quarter ended March 31, 2003. This increase of $51,606 was based on the increase in loan amounts outstanding, and the expense of $23,750 attributable to the issuance of warrants attached to a bridge loan of $400,000 that we completed in this quarter (see later notes on the bridge loan).

         The net loss for the quarter ended March 31, 2003 was $621,154, which is a reduction of 31.4% from the loss for the quarter ended March 31, 2002 of $905,868. This led to a reduction in the loss per share from a $.15 loss with 5,906,250 shares outstanding in the quarter ended March 31, 2002 to a $.06 loss per share in the quarter ended March 31, 2003 with 9,857,000 shares outstanding.

         Our business operations and financial results for prior periods were representative of a start-up company in a beta-testing phase and, therefore, not in a position to generate significant revenue. As we moved out of our beta-testing phase and into a marketing and sales position, revenues increased as the number of dealerships installing our DealerAdvance(TM) suite of products increased. We can offer no assurance, however, that revenues in future accounting periods will increase at the rate that revenues grew during the quarter ended March 31, 2003. Notwithstanding the revenue and gross profit growth, we have yet to generate a profit in any accounting period.

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

Item 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Based on his evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and acting chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

         We have undertaken a search for a chief financial officer for Stronghold. We expect to have a chief financial officer in place sometime before the end of the third quarter. In the interim, supervision of our disclosure controls and procedures remains with our chief executive officer.

         (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                           PART II. OTHER INFORMATION


Item 2. Change in Securities

         Pursuant to a Securities Purchase Agreement, referred to herein as the Series B Purchase Agreement, dated as of April 30, 2003, by and between the Company and Stanford Venture Capital Holdings, Inc., the Company agreed to issue to Stanford 2,444,444 shares of our Series B $0.90 Convertible Preferred Stock, $.0001 par value per share. The aggregate purchase price for the Series B Preferred Stock will be $2,200,000.

         According to the terms of the Series B Purchase Agreement, the issuance of the aforementioned Series B Preferred Stock shall take place on each of six separate closing dates. At the first closing, which occurred on May 5, 2003, the Company received $500,000 from Stanford and issued to Stanford 555,556 shares of Series B Preferred Stock. At each of the second and third closings, which are scheduled for May 15, 2003 and June 13, 2003, the Company will issue 555,556 shares of Series B Preferred Stock, and Stanford will pay $500,000 upon each closing for same. On the fourth closing date, which is scheduled for July 15, 2003, the Company will issue 333,332 shares of Series B Preferred Stock, and Stanford will pay $300,000. At each of the fifth and sixth closings, which are scheduled for August 15, 2003 and September 15, 2003, the Company will issue 222,222 shares of Series B Preferred Stock, and Stanford will pay $200,000 upon each closing. For so long as any shares of the Series B Preferred Stock are outstanding and held by Stanford, if the Company issues additional shares of the Company's Common Stock, or common stock equivalents, Stanford has the right to participate in the issuance such that immediately after the subsequent issuance, Stanford's ownership of the total number of outstanding shares of the Company's Common Stock (assuming the conversion of all common stock equivalents into the Company's Common Stock) equals the same percentage of the total shares of the Company's Common Stock (assuming conversion of all common stock equivalents into the Company's Common Stock) as Stanford held immediately prior to the subsequent issuance.

         In  connection  with the Series B Purchase  Agreement,  the Company and
Stanford also entered into a Registration Rights Agreement, dated April 30, 2003, in which the Company agreed to register the shares of the Company's Common Stock issuable upon conversion of the Series B Preferred Stock with the Securities and Exchange Commission, not later than November 15, 2003.

         In connection with the Series B Purchase Agreement, the Company and Stanford entered into a Consulting Agreement, pursuant to which Stanford has agreed to perform certain financial consulting and advisory services, in exchange for which the Company has agreed to pay Stanford a fee of $50,000 per year for two years.

         In addition, in connection with the Series B Purchase Agreement, the Company and Stanford have: (i) waived Section 2(e)(iii) of the Series A Certificate of Designation, which provides for anti-dilution protection if the Company shall issue securities which are convertible into shares of the Company's Common Stock for an exercise price of less than $1.50; (ii) waived any rights of Stanford to Default Warrants (as defined in the Series A Registration Rights Agreement) due to the Company's failure to register its shares of Common Stock; and (iii) modified the warrants previously issued to Stanford and its assigns to purchase 2,002,750 shares of the Company's Common Stock to reduce the initial exercise price to $0.25 per share and to extend the expiration date to August 1, 2008.

         In addition, the Company and Stanford have agreed to convert $543,000 of the outstanding debt owed to Christopher J. Carey by the Company into 603,333 shares of Common Stock of the Company at a price of $0.90 per share.

         In addition, the Company and Christopher J. Carey have agreed to extend the maturity dates of the Promissory Notes, dated March 18, 2003, for an aggregate amount of $400,000, to June 30, 2004.

         In addition, the Company, Christopher J. Carey and Mary Carey (as trustee) have agreed to extend the maturity dates of loans from the Carey family trusts to the Company in the amount of $730,532, to December 31, 2003.

         No underwriter was employed by the Company in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Each of the recipients were either accredited or sophisticated investors as defined under Section 501 of the Securities Act, and acquired the securities for investment purposes only and not with a view to distribution and had adequate information about the Company. Neither the Company, nor any person acting on its behalf, offered or sold the securities by means of any form of general solicitation or general advertising. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Item 5. Other Information.

         On January 27, 2002, Stronghold terminated its relationship with James Cummiskey, Vice President of Sales and Marketing. Stronghold does not plan to hire a new Vice President of Sales and Marketing, as the Vice President of Marketing and the two Regional Managers will assume the responsibilities of this post. Mr. Cummiskey has not exercised any of his vested options within the 90-day period following his termination. Accordingly, all such options have since lapsed.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         4.1 Promissory Note for $300,000, dated March 18, 2003, made by Stronghold Technologies, Inc. in favor of Christopher J. Carey.

         4.2 Promissory Note for $100,000, dated March 18, 2003, made by Stronghold Technologies, Inc. in favor of Christopher J. Carey.

         4.3      Form of Warrant with Christopher J. Carey.

         10.1 Securities Purchase Agreement, dated April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit
                  99.1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on May 8, 2003.)

         10.2 Registration Rights Agreement, dated April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit
                  99.2 to the Company's Form 8-K as filed with the Securities and Exchange Commission on May 8, 2003.)

         10.3 Consulting Agreement, dated April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K as filed with the Securities and Exchange Commission on May 8, 2003.)

         99.1 Section 906 Certification for principal executive officer and principal financial officer.


(b)      Reports on Form 8-K

         Subsequent to the end of the quarter, on May 8, 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K pursuant to Item
5. Other Events. The Form 8-K described the Securities Purchase Agreement dated as of April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc., pursuant to which the Company, among other things, agreed to issue to Stanford and Stanford agreed to purchase 2,444,444 shares of the Company's Series B $0.90 Convertible Preferred Stock, $0.0001 par value per share, for an aggregate purchase price of $2,200,000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 2003.

                                  STRONGHOLD TECHNOLOGIES, INC.


                                  By: /s/ Christopher J. Carey
                                      -----------------------------------------
                                      Christopher J. Carey, President,
                                      Chief Executive Officer and Acting Chief
                                      Financial Officer (principal executive
                                      officer and principal financial officer)



                                  By: /s/ Karen S. Jackson
                                      -----------------------------------------
                                      Karen S. Jackson, Controller (principal
                                      accounting officer)

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


Date: May 15, 2003
                                  /s/ Christopher J. Carey
                                  --------------------------------------------
                                  Christopher J. Carey
                                  President, Chief Executive Officer and
                                  Acting Chief Financial Officer
                                  (Principal Executive Officer and Principal
                                  Financial Officer)

Item 6. Exhibit Index


Exhibit
Number          Description
------          -----------

4.1 Promissory Note for $300,000, dated March 18, 2003, made by Stronghold Technologies, Inc. in favor of Christopher J. Carey.

4.2 Promissory Note for $100,000, dated March 18, 2003, made by Stronghold Technologies, Inc. in favor of Christopher J. Carey.

4.3      Form of Warrant with Christopher J. Carey.

10.1 Securities Purchase Agreement, dated April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on May 8, 2003.)

10.2 Registration Rights Agreement, dated April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K as filed with the Securities and Exchange Commission on May 8, 2003.)

10.3 Consulting Agreement, dated April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K as filed with the Securities and Exchange Commission on May 8, 2003.)

99.1 Section 906 Certification for principal executive officer and principal financial officer

                                                                    Exhibit 99.1



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report on Form 10-QSB of Stronghold Technologies, Inc. (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Christopher J. Carey, President, Chief Executive Officer and Acting Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                        /s/ Christopher J. Carey
                                        ----------------------------------------
Dated: May 15, 2003                     Christopher J. Carey*
                                        President, Chief Executive Officer and
                                        Acting Chief Financial Officer
                                        (Principal Executive Officer and
                                        Principal Financial Officer)





* A signed original of this written statement required by section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.