Form 10QSB
period 2003-06-30
STRONGHOLD TECHNOLOGIES INC
filed 2003-08-15
CIK 1133598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                         Commission File No. 333-54822

                          STRONGHOLD TECHNOLOGIES, INC.
                       ----------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

              Nevada                                   22-376235
---------------------------------------    ------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

106 Allen Road, Basking Ridge, NJ                                  07920
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (908) 630-9696
                         -----------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 2003:


Class                                    Number  of  Shares
-----                                   ------------------
Common  Stock,  $0.0001  par  value     10,460,333


     Transitional  Small  Business  Disclosure  Format
                          Yes:               No:     X
                                                     -


                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 -----

PART I.  FINANCIAL INFORMATION.

         Item 1.      Financial Statements.......................................................   1

                CONSOLIDATED BALANCE SHEET
                as of June 30, 2003 (unaudited)..................................................   1

                CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months Ended June 30, 2003 and 2002 and the
                Six Months Ended June 30, 2003 and 2003
                (unaudited)......................................................................   2

                CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended
                June 30, 2003 and 2002
                (unaudited)......................................................................   3

                NOTES TO CONSOLIDATED FINANCIAL
                STATEMENTS (unaudited)...........................................................   4

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................   8

                Liquidity and Capital Resources..................................................  21

                Results of Operations............................................................  23

                Changes to Critical Accounting Policies and Estimates ...........................  24

         Item 3.      Controls and Procedures....................................................  28

PART II. OTHER INFORMATION.

         Item 2.      Changes in Securities and Use of Proceeds..................................  29

         Item 4.      Submission of Matters to a Vote of Security Holders........................  30

         Item 6.      Exhibits and Reports on Form 8-K...........................................  33

SIGNATURES AND CERTIFICATIONS....................................................................  35



STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEET




June 30, 2003 (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
Cash                                                                                                           $           34,583
Accounts receivable, less allowance for returns and
 doubtful accounts of $196,284                                                                                          1,323,504
Other receivables                                                                                                          67,048
Inventories                                                                                                                55,236
Prepaid expenses                                                                                                           17,547
                                                                                                               -------------------

Total current assets                                                                                                    1,497,918
                                                                                                               -------------------

Property and equipment, net                                                                                               160,870
                                                                                                               -------------------

Other assets
Software development costs, net                                                                                           521,179
Other                                                                                                                      27,952
                                                                                                               -------------------

Total other assets                                                                                                        549,131
                                                                                                               -------------------

                                                                                                               $        2,207,919
                                                                                                               ===================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                                                               $          381,368
Accrued expenses and other current liabilities                                                                          1,158,253
Interest payable, stockholders                                                                                            305,675
Notes payable, stockholders, current portion                                                                            1,083,030
Note payable, current portion                                                                                             500,000
Obligations under capital leases, current portion                                                                          18,504
                                                                                                               -------------------

Total current liabilities                                                                                               3,446,830
                                                                                                               -------------------

Long-term liabilities
Notes payable, stockholders, less current portion                                                                         586,330
Note payable, less current portion                                                                                        791,667
Obligations under capital leases, less current portion                                                                     18,999
                                                                                                               -------------------

       Total long-term liabilities                                                                                      1,396,996
                                                                                                               -------------------

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value; authorized 5,000,000 shares;
       Series A, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125)                            201
       Series B, 2,444,444 shares, issued and outstanding                                                                     244
Common stock, $.0001 par value, authorized 50,000,000
shares, 10,460,333 issued and outstanding                                                                                   1,046
Additional paid-in capital                                                                                              7,420,299
Stock subscription receivable                                                                                            (703,000)
Accumulated deficit                                                                                                    (9,354,697)
                                                                                                               -------------------

Total stockholders' deficit                                                                                            (2,635,907)
                                                                                                               -------------------

                                                                                                               $        2,207,919
                                                                                                               ===================
See accompanying notes to consolidated financial statements.
                                        1

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three months         Three months            Six months            Six months
                                                ended                 ended                 ended                 ended
                                               June 30,             June 30,               June 30,              June 30,
                                                 2003                 2002                   2003                  2002
                                            (Unaudited)            (Unaudited)             (Unaudited)          (Unaudited)

Sales                                    $         626,779     $         773,194     $        1,545,789     $      1,091,115

Cost of sales                                      277,184               359,064                600,888              519,449
                                         ----------------------------------------    ----------------------------------------

Gross profit                                       349,595               414,130                944,901              571,666

Selling, general and
administrative                                   1,194,040             1,045,778              2,302,854            2,060,068
                                         ----------------------------------------    ----------------------------------------

Loss from operations                              (844,445)             (631,648)            (1,357,953)          (1,488,402)

Interest expense                                    90,220                53,672                197,866              109,712
                                         ----------------------------------------    ----------------------------------------

Net loss                                 $        (934,665)    $        (685,320)    $       (1,555,819)    $     (1,598,114)
                                         =========================================   =========================================

Basic and diluted loss per
common share                             $           (0.09)    $           (0.09)    $            (0.15)    $          (0.23)
                                         =========================================   =========================================


Weighted average number of
  common shares outstanding                     10,301,212             7,829,459             10,080,333            6,867,854
                                         =========================================   =========================================
                                                                                       .


See accompanying notes to consolidated financial statements.
                                        2

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS




Six months ended June 30,                                                                       2003                 2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)             (Unaudited)
Cash flows from operating activities
Net loss                                                                                  $    (1,555,819)    $      (1,598,114)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Provision for returns and allowances                                                             41,259                69,499
  Depreciation and amortization                                                                    60,108                27,380
  Non-cash interest expense for issuance of warrants                                               47,500
  Changes in operating assets and liabilities:
   Accounts receivable                                                                           (172,312)             (765,679)
   Other receivables                                                                              (67,048)              114,080
   Inventories                                                                                    173,176              (170,233)
   Prepaid expenses                                                                                 2,359                (2,407)
   Accounts payable                                                                              (470,292)              614,449
   Accrued expenses and other current liabilities                                                 646,347               334,560
   Interest payable, stockholders                                                                 112,557
   Other                                                                                             (877)
                                                                                          --------------------------------------

Net cash used in operating activities                                                          (1,183,042)           (1,376,465)
                                                                                          --------------------------------------

Cash flows from investing activities,
Payments for purchase of property and equipment                                                    (6,707)              (71,746)
Payments for software development costs                                                          (328,063)
                                                                                          --------------------------------------

Net cash used in investing activities                                                            (334,770)              (71,746)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of financing costs                               1,242,969
Proceeds from notes payable, stockholders                                                         606,200               505,119
Principal repayments of notes payable, stockholders                                               (92,089)                 (863)
Principal repayments of note payable                                                             (208,333)              906,000
Principal payments for obligations under capital leases                                            (9,736)
                                                                                          --------------------------------------

Net cash provided by financing activities                                                       1,539,011             1,410,256
                                                                                          --------------------------------------

Net increase (decrease) in cash                                                                    21,199               (37,955)

Cash, beginning of period                                                                          13,384                38,267
                                                                                          --------------------------------------

Cash, end of period                                                                        $       34,583      $            312
                                                                                          ======================================


Supplemental disclosure of cash flow information,
 cash paid during the period for interest                                                  $       99,433      $        114,859
                                                                                          ======================================



Supplementary schedule of non-cash investing and financing activities,

     During the six months ended June 30, 2003, the Company issued $95,000 of warrants in connection with debt.

     During the six months ended June 30, 2003, the Company entered into an agreement to convert $543,000 of notes payable, stockholders into 603,333 shares of common stock.

     During the six months ended June 30, 2003, obligations under capital leases aggregating $10,420 were incurred when the Company entered into a lease for computer equipment.


See accompanying notes to consolidated financial statements.
                                        3

1.       Basis of presentation


The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 2002.


On December 26, 2002, the Company restated its consolidated financial statements for the first three quarters of the year ended December 31, 2002. The restatement resulted from revision of the Company's revenue recognition policy under Statements of Financial Accounting Standards ("SFAS") No. 48, "Recognizing Revenue with a Right of Return". The revenue restatement was included in the Company's December 31, 2002 year-end audited financial statements and included in the Company's December 31, 2002 10-KSB filing. The corresponding restated June 30, 2002 results were not separately filed in an amended 10-QSB. The six-month and three-month ended June 30, 2003 financial statements included herein, are compared to the corresponding restated June 30, 2002 financial statements.

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

4.       New accounting pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The implementation of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires certain freestanding financial instruments, such as mandatory redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of SFAS No. 150 are effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company's net loss and net loss per common share would have been the following pro forma amounts for the three-month and six-month periods ended June 30, 2003 and 2002.

                                             Three months ended                    Six months ended
                                                  June 30,                             June 30,
                                           2003              2002               2003              2002


Net loss, as reported                    $ (934,665)       $ (685,320)      $ (1,555,819)     $ (1,598,114)

Deduct
Total stock-based compensation
 expense determined under fair
 value method for all awards, net
 of related tax effect                       20,572             2,015             39,603            14,125
                                    -----------------------------------------------------------------------

Pro forma net loss                       $ (955,237)       $ (687,335)      $ (1,595,422)     $ (1,612,239)
                                    =======================================================================

Basic and diluted EPS
As reported                                 $ (0.09)          $ (0.09)           $ (0.15)          $ (0.23)
Pro forma                                   $ (0.09)          $ (0.09)           $ (0.16)          $ (0.23)

6.       Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $1,556,000 and has negative cash flow from operations of approximately $1,183,000 for the six-month period ended June 30, 2003, and has a working capital deficit of approximately $1,949,000 and a stockholders' deficit of approximately $2,636,000 as of June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2003, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

7.       Accrued expenses and other current liabilities


Accrued expenses and other current liabilities consist of the following at June 30, 2003:

Deferred maintenance fees                                             $ 289,936
Commissions                                                             173,154
Compensation                                                             31,691
Payroll taxes                                                           563,472
Deferred financing costs                                                100,000
                                                              ------------------
                                                                    $ 1,158,253
                                                              ==================

8.       Commitments and contingencies

Securities Purchase Agreement

The Company, and certain stockholders of the Company (together the "Parties"), entered into a Securities Purchase Agreement (the "Purchase Agreement") dated and executed on April 24, 2003, with Stanford Venture Capital Holdings, Inc. ("Stanford"). Pursuant to the Purchase Agreement, the Parties agreed to issue to Stanford a total of 2,444,444 shares of the Company's Series B $0.90 Convertible Preferred Stock ("Series B Preferred Stock"). The issuance of the Series B Preferred Stock will take place on six separate closing dates beginning on April 24, 2003 and closing on September 15, 2003.In connection with the Purchase Agreement, the Company modified the previously issued five-year warrants assigned to Stanford to purchase 2,002,750 shares of the Company's common stock at an exercise price of $1.50 for the first 1,001,375 shares and $2.25 for the remaining shares, to reduce the exercise price to $0.25 per share and extend the expiration date to August 1, 2008. In addition, the Company agreed to convert all outstanding loans and unreimbursed expenses to certain stockholders of the Company for 603,333 shares of the Company's common stock at a price of $0.90 per share. The value of the warrant modification was approximately $557,000 and treated as additional costs of issuing the Series B preferred stock.


9.       Subsequent event


On August 7, 2003, the Company entered into a modification of the loan agreement with United Trust Bank, of which the principal balance was $1,291,666 at the time of closing of the modification. In the modification agreement, United Trust

Bank agreed to subordinate its lien against the Company's assets to a new lender and reduce the monthly payments from $41,667 per month as follows: (a) from the date of closing through December 15, 2003, $10,000 per month principal plus accrued interest (b) from January 15, 2004 through December 15, 2004, $15,000 per month plus accrued interest, (c) from January 15, 2005 through December 15, 2005, $20,000 per month plus accrued interest and (d) on the maturity date of January 1, 2006, a balloon payment equal to all the outstanding principal and accrued interest. The personal assets of one of the Company's majority stockholders will be collateralized by the modified loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         The following discussion should be read in conjunction with our financial statements and the accompanying notes appearing subsequently under the caption "Financial Statements", along with other financial and operating information included elsewhere in this quarterly report. Certain statements under this caption "Management's Discussion and Analysis and Results of Operation" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Risk Factors-Cautionary Note Regarding Forward Looking Statements".

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

         All references to "we," "us," "our," or similar terms used herein refer to Stronghold Technologies, Inc., a Nevada corporation, formerly known as TDT Development, Inc. or its wholly-owned subsidiary, Stronghold Technologies, Inc. a New Jersey entity. All references to "Stronghold" used herein refer only to our wholly owned subsidiary, Stronghold Technologies, Inc., a New Jersey corporation. All references to the "Predecessor Entity" refer to the New Jersey corporation we acquired on May 16, 2002, Stronghold Technologies, Inc., which was merged with and into Stronghold.


         Our principal executive offices are located at 106 Allen Road, Basking Ridge, NJ 07920. Our telephone number at that location is (908) 903-1195 and our Internet address is www.strongholdtech.com. The information contained on our website is not incorporated by reference herein.


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

o        DMS integration capability; and

o        E-mail and Internet access.

         Stronghold installed Version 1.0 of the DealerAdvance Sales Solution(TM) in six pilot dealerships during 2001. These dealerships were spread through New Jersey, California and Connecticut. Stronghold introduced Version
2.0 of DealerAdvance Sales Solution(TM) at all of its sites by the end of September 2001.


         Stronghold introduced Version 3.0 of its software and installed another 3 dealership sites in the first quarter ending March 31, 2002, adding customers in New York. In the second quarter ending June 30, 2002, Stronghold installed another 7 sites, adding customers in Arizona, Southern California and South Carolina. In the third quarter ending September 30, 2002, Stronghold implemented another 10 sites, adding customers in Virginia, Florida, South Carolina and Central California, and introduced Version 3.1 of its software. In the fourth quarter ending December 31, 2002, Stronghold installed an additional 13 dealerships, adding customers in Texas, Indiana and Michigan. Overall, in 2002,

Stronghold installed DealerAdvance Sales Solution(TM), in a total of 33 dealerships sites representing Toyota, Honda, Ford, Chevrolet, Nissan, Volkswagen, Buick, Pontiac, Cadillac, Chrysler, Dodge, Kia and Hyundai. In the first quarter of 2003 ended March 31, 2003, the Company installed in 11 dealerships. In the quarter ended June 30, 2003, the Company installed another 11 systems in 9 dealerships in California, Nevada, Indiana, Washington, Ohio, and Michigan. The impact of the war with Iraq on the overall economy early in the second quarter and efforts to strengthen our sales force during the first half of 2003 impacted revenue and the signing of new dealership customer contracts in the second quarter. We implemented our goal to expand our direct sales network and operational support personnel for coverage of 14 major cities from nine at the end of 2002. Additionally, in the second quarter we segmented our sales force into geographic markets and replaced several under-performing business development managers with experienced industry veterans.

         Stronghold plans to utilize its direct sales force to market the DealerAdvance Sales Solution(TM) on a national basis. Stronghold has established a strong presence in most regions of the United States, and is continuing to add business development and operations offices pursuant to an organized growth plan. Stronghold ended the quarter ended June 30, 2003 with personnel located in Northern New Jersey, San Francisco, Washington, DC, Atlanta, Los Angeles, Phoenix, Miami, Seattle, Cleveland, and Dallas.

         At June 30, 2003, a total of 55 dealers were using the DealerAdvance Sales Solution(TM), of which approximately 40 had reached or exceeded the 60-day performance period associated with installation.

New Product Developments

         The Company has identified five major prospect groups within an auto dealership; walk in traffic, call in prospects, Internet based leads, the existing owner base of customers and service prospects. The existing DealerAdvance Sales Solution provides auto dealerships with the ability to capture and manage prospects through a disciplined follow-up process to get them into the dealership to buy. The current application has achieved best in class status for managing walk in traffic, while being comparable in managing call in and Internet prospects, and mining the owner base.


         The Stronghold development team is currently working on a Call Management application that will allow Stronghold customers to achieve best in class performance for all call in prospects. The application will allow the dealership to automatically capture and track the majority of prospects that contact the dealership via phone. This new program is designed to allow the salesperson to retrieve information about the customer while they are on the phone and conduct a needs analysis following best practices for handling prospect phone calls. The system automatically generates management logs and reports that are designed to allow the dealer to determine which sales associates need phone skills training. The call management feature is scheduled for release in Q1 of 2004.

         As a result of this initiative, development and release of DealerAdvance Service Solution(tm), a handheld wireless system that allows service advisors to leave their desks and greet clients at their cars to process their service order initially scheduled for late 2003, will be delayed.. Initial beta installations of the product are expected to begin in the fall of 2004, with general availability by the end of 2004.


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

         The development plan also includes another application called DealerAdvance Inventory Management Solution(tm), a handheld wireless system for the management of new and used car inventory. DealerAdvance Inventory Management Solution(tm) would provide a handheld device for the scanning of incoming and outgoing vehicles, immediately adjusting inventory on hand for sale. In addition, the system would provide for the printing of used car stickers, the capture of Vehicle Identification Numbers for used car appraisal and estimates, and the loading of vehicle specifics to the dealer web site. Development of this application has not yet begun.



Research and Development

         Since inception, we have spent approximately $2,706,321 on research and development activities. While we have been successful in meeting planned goals in the development and introduction of DealerAdvance Sales Solution(TM), there can be no assurance that our research and development efforts will be successful with respect to additional products, or if successful, that we will be able to successfully commercially exploit such additional products.

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

o Autobase, a provider of PC based front-end software which serves the\ retail automotive industry exclusively;

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

Employees

         Stronghold currently has a total of 39 full-time employees and 2 part-time employees, of which 27 are dedicated to marketing and sales and regional customer support. Stronghold has hired senior and experienced business development mangers to provide regional market penetration. During the quarter ended March 31, 2003, Stronghold promoted two Business Development Managers to Regional Sales Managers and Vice Presidents, to manage the sales force in the Eastern and Western Regions of the US. Each Regional Manager is responsible for recruiting, training and managing the Business Development Managers in their territories. The Regional Managers each finished the quarter ended June 30, 2003 with 3 sales people.

         During the quarter ended March 31, 2003, Stronghold promoted two existing Consultants to the role of Eastern and Western Regional Manager for Client Services, with the responsibility of managing Client Consultants in their territories. These Client Consultants are responsible for providing installation, training and ongoing support services to Stronghold's new and existing customers. The Regional Managers report to the National Client Services Manager located in Sterling, Virginia.

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

Safe Harbor Statement

         The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 as amended and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued development of our products, the approval of our Patent Applications, the successful implementation of our sales and marketing strategies, the anticipated longer term growth of our business, and the timing of the projects and trends in future operating performance are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the uncertainty of market acceptance and the timing and completion of pilot project analysis, and other factors, including general economic conditions, not within our control. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Factors that Might Affect Our Business, Future Operating Results, Financial Condition and/or Stock Price

         The more prominent risks and uncertainties inherent in our business are described below. However, additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations may suffer.

                          Risks Concerning Our Business

We have a history of incurring net losses; we expect our net losses to continue as a result of planned increases in operating expenses; and we may never achieve profitability.

         We have a history of operating losses in our wireless business and have incurred significant net losses in such business in each fiscal quarter since our inception. We had a net loss of $934,665 for the quarter ended June 30, 2003. We had a net operating loss of $844,445 for the quarter ended June 30, 2003 and a net operating loss of approximately $5,002,115 for the period from May 17, 2002 through June 30, 2003 to offset future taxable income. Losses prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. We expect to continue to incur net losses and negative cash flows because we intend to increase operating expenses to develop the Stronghold brand through marketing, promotion and enhancement of our services. As a result of this expected increase in operating expenses, we will need to generate significant additional revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section, as well as numerous other factors outside of our control, including:

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


We Have A Limited Operating History.

         We were formed in September 2000 to import and market truffle oil products. As of May 16, 2002, our focus shifted to development and marketing of handheld wireless technology for the automotive dealer software market. We entered this business through the acquisition of an entity with only 22 months of operating history. We must, therefore, be considered to be subject to all of the risks inherent in the establishment of a new business enterprise. Our limited operating history makes it difficult to evaluate our financial performance and prospects. We cannot assure you at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

If We Fail to Gain Market Acceptance of our Products, our Business and Results of Operations Would be Harmed.

     We are still in the verification and validation stages of our DealerAdvance(TM) suite of products. Our first pilot system for DealerAdvance Sales Solution(TM) was installed in April 2001 and our sixth and final pilot system was installed in September 2001. We implemented a total of 33 additional sites in 2002, 11 sites in the quarter ended March 31, 2003 and 9 sites in the quarter ended June 30, 2003. The impact of the war with Iraq on the overall economy early in the second quarter and efforts to strengthen our sales force during the first half of 2003 impacted revenue and the signing of new dealership customer contracts in the second quarter. We implemented our goal to expand our direct sales network and operational support personnel for coverage of 14 major cities from nine at the end of 2002. Additionally, in the second quarter we segmented our sales force into geographic markets and replaced several under-performing business development managers with experienced industry veterans.

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

If We Fail to Properly Manage Our Growth, Our Business and Results of Operations Would be Harmed.

         We have begun expanding our operations in anticipation of an aggressive rollout of our DealerAdvance(TM) product suite. In the past twelve months, our sales, marketing and customer support team has increased from 17 to 27 employees. We have strategically hired additional sales representatives in the past twelve months, expanding into, Virginia, Southern California, Florida, Ohio and Texas.. Additionally, we must continue to develop and expand our systems and operations as the number of automobile dealerships installing our products and requiring our ongoing services increases. The pace of our anticipated expansion, together with the level of expertise and technological sophistication required to provide implementation and support services, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery and post-installation and post-consultation field and remote support. This development and expansion has placed, and we expect it to continue to place, strain on our managerial, operational and financial resources.

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

         Our success is dependent on the vision, technological knowledge, business relationships and abilities of Mr. Carey. Any reduction of Mr. Carey's role in the handheld technology business would have a material adverse effect on us. Mr. Carey's employment agreement expires on December 31, 2004.

Increasing political and social turmoil, such as terrorist and military actions, increase the difficulty for us and our strategic partners to forecast accurately and plan future business activities.

         Recent political and social turmoil, including the terrorist attacks of September 11, 2001 and the current conflict in the Middle East, can be expected to put further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions may make it difficult for us to plan future business activities. For example, if the current conflict in the Middle East continues to escalate, our operations and general economic conditions could be adversely affected. Specifically, if the current economic conditions continue to decline, consumers may be less inclined to make large purchases, such as automobiles. Consequently, if dealer sales suffer, dealerships may decrease capital expenditures such as those associated with our products.

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

         As of June 30, 2003, our executive officers and directors beneficially owned in the aggregate approximately 69%, and together with affiliated entities beneficially owned approximately 75% of the outstanding shares of our Common Stock, assuming the exercise of all options, warrants and the conversion of any convertible securities held by such persons, which were presently exercisable or will become exercisable within 60 days after June 30, 2003. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

We Are Controlled by Our President, Which May Result in You Having No Control in Our Direction or Affairs.

         As of June 30, 2003, our President and Chief executive Officer owned approximately 60% of our current outstanding Common Stock, assuming the exercise of all options, warrants and the conversion of any convertible securities held by him, which were presently exercisable or will become exercisable within 60 days after June 30, 2003. As a result, he has the ability to control us and direct our affairs and business, including the approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control and may make some transactions more difficult or impossible without his support. Any of these events could decrease the market price of our Common Stock.

Stockholders May Suffer Dilution as a Result of Shares Eligible for Future Issuance.

         As of June 30, 2003, we had 10,460,333 shares of our Common Stock issued and outstanding. In addition, we had the potential to issue 1,183,579 shares of our Common Stock upon the exercise of all outstanding options, and 6,449,944 shares of our Common Stock upon the exercise of certain warrants outstanding and upon the conversion of certain shares of our Series A and Series B Preferred Stock. Consequently, sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our Common Stock.

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

Liquidity And Capital Resources

Overview

         As of June 30, 2003, our cash balance was $34,583. We had a net loss of $934,665 for the fiscal quarter ended June 30, 2003. We had a net operating loss of $844,445 for the fiscal quarter ended June 30, 2003 and a net operating loss of approximately 5,002,115 for the period from May 17, 2002 through June 30, 2003 to offset future taxable income. Losses prior to May 17, 2002 were passed directly to our shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future quarters. Our accounts receivable at June 30, 2003 was $1,323,504 (less allowances for doubtful accounts of $196,284), as compared to $1,081,027 for the quarter ended June 30, 2002. The increase in accounts receivable represents amounts owed to Stronghold for new installations and maintenance, service, training services, software customization and additional systems components.

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

Financings

         On July 31, 2000, the Predecessor Entity entered into a line of credit with our President and Chief Executive Officer, Christopher Carey, who is also the President and Chief Executive Officer of Stronghold. According to such line of credit, Mr. Carey made available $1,989,500, which the Predecessor Entity could borrow from time to time until August 1, 2001. The outstanding amounts accrued interest at the per annum rate equal to the floating base rate, as defined therein, computed daily, for the actual number of days elapsed as if each full calendar year consisted of 360 days. The first interest payment under the line of credit was due on August 1, 2001. On such date, the parties agreed to extend the line of credit for one more year, until August 1, 2002.

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

         On September 30, 2002, we renegotiated the $1,200,000 promissory note with Mr. Carey as required by the promissory note with UnitedTrust Bank. According to the new terms of the loan, Mr. Carey extended the repayment of the principle amount until December 1, 2005. Until such time as the principle is paid, we will pay an interest only fee of 12% per year. Mr. Carey's promissory note is expressly subordinated in right of payment to the prior payment in full of all of Stronghold's senior indebtedness. Subject to the payment in full of all senior indebtedness, Mr. Carey is subrogated to the rights of the holders of such senior indebtedness to receive principle payments or distribution of assets. As of December 31, 2002, $970,749 was outstanding under the promissory note issued to Mr. Carey.

         On September 30, 2002, we entered into a loan agreement with CC Trust Fund to borrow an amount up to $355,128. This bridge loan is for a period of twelve months, with all principle due and payable on September 30, 2003. We will pay 12.5% interest on the outstanding principle each year. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. As of March 31, 2003, $355,128 was outstanding under the CC Trust Fund loan agreement. Christopher Carey Jr., Mr. Carey's son, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

         On September 30, 2002 we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. This bridge loan is for a period of twelve months, with all principle due and payable on September 30, 2003. We will pay 12.5% interest on the outstanding principle each year. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. As of March 31, 2003, $375,404 was outstanding under the AC Trust Fund loan agreement. Amie Carey, Mr. Carey's daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

         In October 2002, we issued a promissory note to Christopher J. Carey for the amount of $165,000. Such promissory note is due on or before December 31, 2003. Until such time as the principle is paid, interest on the note will accrue at the rate of 12.5% per year.

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

         On April 24, 2003, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc. for the issuance of 2,444,444 shares of our Series B $.90 Convertible Preferred Stock. The issuance of the Series B Preferred Stock will take place on six separate closing dates beginning on May 5, 2003 through September 15, 2003. In connection with the Securities Purchase Agreement, we agreed to modify the previously issued five-year warrants assigned to Stanford to purchase 2,002,750 shares of our Common Stock at an exercise price of $1.50 for the first 1,001,375 shares and $2.25 for the remaining shares: (i) to reduce the exercise price to $.25 per share; and (ii) to extend the expiration date through August 1, 2008. In addition, our President and Chief Executive Officer, Christopher J. Carey agreed to convert outstanding loans of $543,000 to 603,333 shares of our common stock at a price of $.90 per share.


         On August 7, 2003, we entered into a modification of the loan agreement with UnitedTrust Bank, of which the principal balance was $1,291,666 at the time of closing of the modification. In the modification agreement, UnitedTrust Bank has agreed to subordinate its lien against our assets to a new lender and reduce the monthly payments from $41,666 per month principal plus accrued interest as follows: (a) from the date of closing through December 15, 2003, $10,000 per month plus accrued interest (b) from January 15, 2004 through December 15, 2004, $15,000 per month plus accrued interest, (c) from January 15, 2005 through December 15, 2005, $20,000 per month plus interest and (d) On the maturity date of January 1, 2006, a balloon payment equal to all the outstanding principal and accrued interest

         The purpose of this modification of the loan agreement with UnitedTrust Bank is provide for (i) better cash flow permitted by the reduced payments and
(ii) subordination that provides the flexibility that will give us the option to seek a new revolving line of credit to provide working capital. The new line of credit has not yet been negotiated and we can not be certain of its placement. In exchange for this reduced cash flow and subordination, Christopher J. Carey, has provided substitute collateral in the form of a second mortgage certain real property owned by him.


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

Changes to Critical Accounting Policies and Estimates

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

         Accordingly, our revenue was reclassified such that it may be recognized in future quarters. For the nine months ended September 30, 2002, revenue was reclassified from $2,952,076 to $1,898,884. The revenue restatement was included in our December 31, 2003 year-end audited financial statements and included in our 2002 10-K filing. The corresponding restated Q2 results for 2002 were not separately filed. The comparative financial statements included herein, are compared to the corresponding restated Q2 2002 financial statements.

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

         Software Development Capitalization Policy

         Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. For the quarter ended June 30, 2003, Stronghold capitalized $153,973 of development costs in developing enhanced functionality of its DealerAdvance(TM) product.

Three Months Ended June 30, 2003 and Three Months Ended June 30, 2002
---------------------------------------------------------------------

     For the quarter ended June 30, 2003, we had revenue of $626,779 compared to revenue of $773,194 for the quarter ended June 30, 2002. This represents a decrease of $146,415 or - 18.94%. The impact of the war with Iraq on the overall economy early in the second quarter and efforts to strengthen our sales force during the first half of 2003 impacted revenue and the signing of new dealership customer contracts in the second quarter. We implemented our goal to expand our direct sales network and operational support personnel for coverage of 14 major cities from nine at the end of 2002. Additionally, in the second quarter we segmented our sales force into geographic markets and replaced several under-performing business development managers with experienced industry veterans.

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

         We generated $349,595 in gross profits from sales for the quarter ended June 30, 2003, which was a decrease of $64,535 from the quarter ended June 30, 2002, when we generated $414,130 in gross profits. We were able to improve our gross profit margin from 53.56 % in the quarter ended June 30, 2002 to 55.78% in the quarter ended June 30, 2003. The lower gross profit in dollars and higher profit as a percentage of revenue reflects the Company's ability to control its prices given its premium product offering and continued efforts to reduce cost of services. Additonal factors are attributed to better buying of subcontracted services, lower software and information licensing costs, lower costs for materials, and better negotiated prices with customers.

         Total Selling, General and Administrative expense in the quarter ended June 30, 2003 were $1,194,040, an increase of 14.18% or $148,262 from the quarter ended June 30, 2002 of $1,045,778. We completed DealerAdvance Sales Solution(TM) Version 3.2, and substantially completed DealerAdvance Sales Solution(TM) Version 3.3 of which the release of is expected in Q3 2003. The product enhancements included in Version 3.3 are designed to improve the user environment, navigation and implementation of the system. These improvements are anticipated to increase client return on investment as well as customer satisfaction while providing overall increased sales for the Company. We will continue to enhance our products, and offer customized services to our customers, and will accomplish this with a smaller software support group. In subsequent quarters we will consider additional staff to begin new applications development as increased volume and cash allows.


         Our interest expense increased from $53,672 in the quarter ended June 30, 2002 to $90,220 in the quarter ended June 30, 2003. This increase of $36,548 was based on the increase in loan amounts outstanding.


         The net loss for the quarter ended June 30, 2003 was $934,665, which is an increase of $249,345 from the loss for the quarter ended June 30, 2002 of $685,320. There was no change in the loss per share of $.09 loss with a weighted average of 7,829,459 shares outstanding in the quarter ended June 30, 2002 to the $.09 loss per share in the quarter ended June 30, 2003 weighted average of with 10,301,212 shares outstanding.

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

         The impact of the war with Iraq on the overall economy early in the second quarter and efforts to strengthen our sales force during the first half of 2003 impacted revenue and the signing of new dealership customer contracts in the second quarter.

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

Item 3.           Controls and Procedures

         Our management, with the participation of our chief executive officer and acting chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our chief executive officer and acting chief financial officer concluded that as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including its consolidated subsidiaries, is made known to our chief executive officer and acting chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, other than the hiring of Robert Nawy as Assistant Chief Financial Officer on July 22, 2003. Mr. Nawy is expected to become our chief financial officer and will have among his duties the administration and oversight of disclosure procedures.

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

         Pursuant to a Securities Purchase Agreement, referred to herein as the Series B Purchase Agreement, dated as of April 30, 2003, by and between the Company and Stanford Venture Capital Holdings, Inc., the Company agreed to issue to Stanford 2,444,444 shares of our Series B $0.90 Convertible Preferred Stock, $.0001 par value per share. The aggregate purchase price for the Series B Preferred Stock is $2,200,000. The Company intends to use the proceeds to fund its general working capital requirements.

         According to the terms of the Series B Purchase Agreement, the issuance of the aforementioned Series B Preferred Stock shall take place on each of six separate closing dates. At the first closing, which occurred on April 30, 2003, the Company received $500,000 from Stanford and issued to Stanford 555,556 shares of Series B Preferred Stock. At each of the second and third closings, which occurred on May 15, 2003 and June 13, 2003, the Company issued 555,556 shares of Series B Preferred Stock, and Stanford paid $500,000 upon each closing for same. On the fourth closing date, which occurred on July 15, 2003, the Company issued 333,332 shares of Series B Preferred Stock, and Stanford paid $300,000. At each of the fifth and sixth closings, which are scheduled for August 15, 2003 and September 15, 2003, the Company will issue 222,222 shares of Series B Preferred Stock, and Stanford will pay $200,000 upon each closing. For so long as any shares of the Series B Preferred Stock are outstanding and held by Stanford, if the Company issues additional shares of the Company's Common Stock, or common stock equivalents, Stanford has the right to participate in the issuance such that immediately after the subsequent issuance, Stanford's ownership of the total number of outstanding shares of the Company's Common Stock (assuming the conversion of all common stock equivalents into the Company's Common Stock) equals the same percentage of the total shares of the Company's Common Stock (assuming conversion of all common stock equivalents into the Company's Common Stock) as Stanford held immediately prior to the subsequent issuance.

         In connection with the Series B Purchase Agreement, the Company and Stanford also entered into a Registration Rights Agreement, dated April 30, 2003, in which the Company agreed to register the shares of the Company's Common Stock issuable upon conversion of the Series B Preferred Stock with the Securities and Exchange Commission, not later than November 15, 2003.

         In connection with the Series B Purchase Agreement, the Company and Stanford entered into a Consulting Agreement, pursuant to which Stanford has agreed to perform certain financial consulting and advisory services, in exchange for which the Company has agreed to pay Stanford a fee of $50,000 per year for two years, payable quarterly in equal installments of $12,500, with the first such installment due on July 1, 2003. Pursuant to the terms of the Consulting Agreement, the Company may, at its sole option, choose to issue shares of its Common Stock to Stanford in lieu of such payments.

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


Item 4.           Submission of Matters to a Vote of Security Holders

         Our annual meeting of stockholders was held on July 22, 2003. The following is a list of all of the nominees to serve as directors on our board of directors, each of whom were elected at the annual meeting and whose term of office continued after the annual meeting:

                           Christopher J. Carey

                           Robert J. Corliss

                           Robert Cox

                           William Lenahan

                           Luis Delahoz

         There were present at the annual meeting, in person or by proxy, 9,706,394 shares, consisting of 5,259,200 shares of Common Stock, 2,002,750 shares of Series A Preferred Stock (on an as converted to Common Stock basis), and 2,444,444 shares of Series B Preferred Stock (on an as converted to Common Stock basis). The results of the vote of the stockholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of our board of directors were as follows:

      (i) The results of the vote taken at the Meeting for the election of the nominees for our board of directors were as follows:

     Common Stock                             For                   Withheld
     ------------                             ---                  -----------
              Christopher J. Carey         5,259,200                   0
              Robert J. Corliss            5,259,200                   0
              Robert Cox                   5,259,200                   0
              William Lenahan              5,259,200                   0
              Luis Delahoz                 5,259,200                   0

     Series A Preferred Stock
     -------------------------

              Christopher J. Carey         2,002,750                   0
              Robert J. Corliss            2,002,750                   0
              Robert Cox                   2,002,750                   0
              William Lenahan              2,002,750                   0
              Luis Delahoz                     0                   2,002,750

     Series B Preferred Stock
     ------------------------

              Christopher J. Carey         2,444,444                   0
              Robert J. Corliss            2,444,444                   0
              Robert Cox                   2,444,444                   0
              William Lenahan              2,444,444                   0
              Luis Delahoz                     0                   2,444,444

     (ii) A vote was taken on the proposal to approve an amendment to the Company's Stock Plan to increase the maximum number of shares of the Company's Common Stock available for issuance under the Plan from 300,000 shares to 1,300,000 shares. The results of the vote taken at the annual meeting with respect to such amendment were as follows:

                                   For              Against           Abstain          Broker Non-Votes
                                   ---              -------           -------          ----------------

     Common Stock                4,444,500            4,300               0                  810,400

     Series A Preferred Stock    2,002,750              0                 0                     0

     Series B Preferred Stock    2,444,444              0                 0                     0


     (iii) A vote was taken on the proposal to approve an amendment to the Company's California Stock Plan to increase the maximum number of shares of the Company's Common Stock available for issuance under the California Plan from 100,000 shares to 200,000 shares. The results of the vote taken at the annual meeting with respect to such amendment are as follows:



                                          For              Against           Abstain          Broker Non-Votes
                                          ---              -------           -------          ----------------

     Common Stock                      4,444,500            4,300               0                  810,400

     Series A Preferred Stock          2,002,750              0                 0                     0

     Series B Preferred Stock          2,444,444              0                 0                     0

     (iv) A vote was taken on the proposal to ratify the appointment of Rothstein, Kass & Company, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2003. The results of the vote taken at the annual meeting with respect to such appointment were as follows:

                                             For               Against             Abstain
                                             ---               -------             -------

     Common Stock                        5,259,200               0                   0

     Series A Preferred Stock            2,002,750               0                   0

     Series B Preferred Stock            2,444,444               0                   0


Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits.


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

     10.4 First Modification to Loan Agreement and Note among Stronghold Technologies, Inc., Christopher J. Carey and UnitedTrust Bank, dated July 31, 2003.

     31.1 Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

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

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August, 2003.


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


Item 6.         Exhibit Index


Exhibit         Description
Number

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

10.4     First Modification to Loan Agreement and Note among Stronghold Technologies, Inc., Christopher J. Carey and UnitedTrust
         Bank, dated July 31, 2003.

31.1     Certification of principal executive officer and principal financial officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

32.1     Certification of principal executive officer and principal financial officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
