Form 10QSB
period 2003-09-30
STRONGHOLD TECHNOLOGIES INC
filed 2003-11-13
CIK 1133598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003.

                           OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT for the transition period from _______ to _______.

                        Commission file number: 333-54822

                          STRONGHOLD TECHNOLOGIES, INC.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                       22-376235
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

      106 Allen Road,
      Basking Ridge, NJ                                   07920
--------------------------------------------------------------------------------
    (Address of principal                               (Zip Code)
      executive offices)

  Issuer's telephone number:                         (908) 903-1195
                               -------------------------------------------------

Former name, former address
 and former fiscal year, if
 changed since last report                                  N/A
                               -------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, 10,460,333 shares of the Registrant's Common Stock (par value, $0.0001) were outstanding.

Transitional Small Business Disclosure Format: (Check One): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                           Page

PART I - Financial Information
------------------------------

Item 1.    Financial Statements...............................................1

           Consolidated Balance Sheet
           as of September 30, 2003 (unaudited)...............................1

           Consolidated Statements of Operations For the Three
           Months Ended September 30, 2003 and 2002 and the Nine
           Months Ended September 30, 2003 and 2002
           (unaudited)........................................................2

           Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2003 and 2002
           (unaudited)........................................................3

           Notes to consolidated financial statements.........................5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................8

Item 3.    Controls and Procedures...........................................30


PART II - Other Information
---------------------------

Item 1.    Legal Proceedings.................................................31

Item 2.    Changes in Securities and Use of Proceeds.........................31

Item 3.    Defaults Upon Senior Securities...................................32

Item 4.    Submission of Matters to a Vote of Security Holders...............32

Item 5.    Other Information.................................................34

Item 6.    Exhibits and Reports on Form 8-K..................................35

                         PART I - Financial Information

Item 1. Financial Statements

                  Stronghold Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheet
                         September 30, 2003 (Unaudited)

ASSETS                                                                                                                       2003
                                                                                                                         -----------
                                                                                                                         (Unaudited)
Current assets

     Cash                                                                                                              $      3,229
     Accounts receivable, less allowance for returns and doubtful accounts of $170,172                                    1,554,533
     Other receivables                                                                                                       18,548
     Inventories                                                                                                             85,801
     Prepaid expenses                                                                                                        12,741
                                                                                                                       ------------
         Total current assets                                                                                             1,674,852
                                                                                                                       ------------
Property and equipment, net                                                                                                 206,994
                                                                                                                       ------------
Other assets

     Software development costs, net of amortization                                                                        663,016
     Other                                                                                                                   70,122
                                                                                                                       ------------
         Total other assets                                                                                                 733,138
                                                                                                                       ------------
                                                                                                                       $  2,614,984
                                                                                                                       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

     Accounts payable                                                                                                  $    610,831
     Accrued expenses and other current liabilities                                                                       1,670,920
     Interest payable, stockholders                                                                                         361,367
     Notes payable, stockholders, current portion                                                                         1,106,781
     Note payable, current portion                                                                                          165,000
     Obligations under capitalized leases, current portion                                                                   45,827
                                                                                                                       ------------
         Total current liabilities                                                                                        3,960,726
                                                                                                                       ------------
Long-term liabilities

     Notes payable, stockholders, less current portion                                                                      561,330
     Note payable, less current portion                                                                                   1,096,667
     Obligations under capitalized leases, less current portion                                                              43,794
                                                                                                                       ------------
         Total long term liabilities                                                                                      1,701,791
                                                                                                                       ------------
Commitments and contingencies

Stockholders' deficit

     Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125) and preferred stock, Series B, $.0001 par value; authorized
       2,444,444 shares, 2,444,444 issued and

       outstanding                                                                                                              445
     Common stock, $.0001 par value, authorized 50,000,000
     shares, 10,460,333 issued and outstanding                                                                                1,046
     Additional paid-in capital                                                                                           7,365,299
     Stock subscription receivable                                                                                           (3,000)
     Accumulated deficit                                                                                                (10,411,323)
                                                                                                                       ------------
Total stockholders' deficit                                                                                              (3,047,533)
                                                                                                                       ------------
                                                                                                                       $  2,614,984
                                                                                                                       ============

                  Stronghold Technologies, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                               Three months      Three months       Nine months       Nine months
                                                   ended             ended             ended             ended
                                               Sep 30, 2003      Sep 30, 2002      Sep 30, 2003      Sep 30, 2002
                                                (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                               ------------      ------------      ------------      ------------

Sales                                          $    904,254           706,486         2,450,043         1,797,601

Cost of sales                                       336,611           377,037           937,499           896,486
                                               ------------      ------------      ------------      ------------

Gross profit                                        567,643           329,449         1,512,544           901,115

Selling, general and administration               1,401,070         1,313,249         3,703,924         3,373,317
                                               ------------      ------------      ------------      ------------

Loss from operations                               (833,427)         (983,800)       (2,191,380)       (2,472,202)

Interest expense                                    223,196            45,327           421,062           155,039
                                               ------------      ------------      ------------      ------------


                                               ------------      ------------      ------------      ------------

Net loss applicable to common stockholders     $ (1,056,623)     $ (1,029,127)     $ (2,612,442)     $ (2,627,241)
                                               ============      ============      ============      ============

Basic and diluted loss per common share        $      (0.10)     $      (0.11)     $      (0.26)     $      (0.33)
                                               ============      ============      ============      ============

Weighted average number of
   common shares outstanding                     10,460,333         9,787,834        10,206,182         7,864,625

                  Stronghold Technologies, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

Nine months ended September 30,                                                        2003             2002
                                                                                    -----------      -----------
                                                                                    (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $(2,612,442)     $(2,627,241)

Adjustments to reconcile net loss to net cash used in operating activities:
   Provision for returns and allowances                                                  63,000          189,000
   Write-off of bad debts                                                               (92,828)
   Depreciation and amortization                                                        106,216           51,737
   Non-cash interest expense for issuance of warrants                                    71,250
   Changes in operating assets and liabilities:
     Accounts receivable                                                               (425,082)      (1,040,853)
     Other receivables                                                                  (18,548)         119,710
     Inventories                                                                        142,612         (235,736)
     Prepaid expenses                                                                     7,165          (23,136)
     Accounts payable                                                                  (240,829)         241,155
     Interest payable, stockholders                                                     168,249
     Accrued expenses and other current liabilities                                   1,159,015          250,165
     Other assets                                                                       (43,047)
                                                                                    -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                                                (1,622,441)      (3,075,199)
                                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES,
Payments for purchase of property and equipment                                         (10,859)         (81,051)
Payments for software development costs                                                (500,008)        (231,292)
                                                                                    -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                                  (510,867)        (312,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of financing costs                     1,887,968
Proceeds from issuance of common stock, net of financing costs                                         2,571,678
Proceeds from notes payable, stockholders                                               616,200          784,000
Principal repayments of notes payable, stockholders                                    (127,089)
Principal repayments of note payable                                                   (238,332)
Principal payments for obligations under capital leases                                 (15,594)          (4,690)
                                                                                    -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             2,123,153        3,350,988
                                                                                    -----------      -----------

NET INCREASE (DECREASE) IN CASH                                                         (10,155)         (36,554)

CASH, BEGINNING OF PERIOD                                                                13,384           38,267
                                                                                    -----------      -----------

CASH, END OF PERIOD                                                                 $     3,229            1,713
                                                                                    ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
CASH PAID DURING THE PERIOD FOR INTEREST                                            $   164,120          155,050
                                                                                    ===========      ===========

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES, During the nine months ended September 30, 2003 the Company issued 391,736 warrants in connection with debt
   During the nine months ended September 30, 2003, the Company entered into an agreement to convert $543,000 of notes payable to stockholders into 603,333 shares of common stock.
   During the nine months ended September 30, 2003, obligations under capital leases aggregating $68,392 were incurred when the Company entered into a lease for computer equipment.

1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 2002.

         On December 26, 2002, the Company restated its consolidated financial statements for the first three quarters of the year ended December 31, 2002. The restatement resulted from revision of the Company's revenue recognition policy under Statements of Financial Accounting Standards ("SFAS") No. 48, "Recognizing Revenue with a Right of Return". The revenue restatement was included in the Company's December 31, 2002 year-end audited financial statements and included in the Company's December 31, 2002 10-KSB filing. The corresponding restated September 30, 2002 results were not separately filed in an amended Form 10-QSB. The comparative financial statements included herein, are compared to the corresponding restated September 30, 2002 financial statements.

2.       INVENTORIES
         -----------

         Inventories, which are comprised of hardware for resale, are stated at cost, on an average cost basis, which does not exceed market value.

3.       LOSS PER COMMON SHARE
         ---------------------

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

4.       NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS

No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The implementation of this standard is not expected to have a material impact on the company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires certain freestanding financial instruments, such as mandatory redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of SFAS No. 150 are effective for beginning July 1, 2003. The implementation of this standard is not expected to have a material impact on the company's financial position or results of operations.

5.       STOCK-BASED COMPENSATION
         ------------------------

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

         Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company's net loss and net loss per common share would have been the following pro forma amounts for the three-month and nine-month periods ended September 30, 2003 and 2002.

                                                      Three months ended                Nine months ended
                                                        September 30,                     September 30,
                                                    2003             2002             2003             2002
                                                -----------      -----------      -----------      -----------
Net loss applicable to common shareholders,
   as reported                                  $(1,056,623)     $(1,029,127)     $(2,612,442)     $(2,627,241)

Deduct
Total stock-based compensation expense
   determined under fair value method for
   all awards, net of related tax effect             23,430           27,122           63,033           41,247
                                                -----------      -----------      -----------      -----------

Pro Forma                                       $(1,080,053)     $(1,056,239)     $(2,675,475)     $(2,668,488)
                                                ===========      ===========      ===========      ===========

Basic and diluted EPS
     As reported                                $     (0.10)     $     (0.11)     $     (0.26)     $     (0.33)
     Pro forma                                  $     (0.10)     $     (0.11)     $     (0.26)     $     (0.34)
September 30, 2003 and 2002

         The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 0%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.91% and 4.68% for September 30, 2003 and 2002, respectively.

6.       GOING CONCERN
         -------------

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of approximately $2,612,000 and has negative cash flow from operations of approximately $1,622,000 for the nine-month period ended September 30, 2003, and has a working capital deficit of approximately $2,285,000 and a stockholders' deficit of approximately $3,047,000 as of September 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2003 and 2004, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

7.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
         ----------------------------------------------

         Accrued expenses and other current liabilities consist of the following at September 30, 2003:

                    Sales tax                         60,788
                    Payroll taxes                    878,254
                    Compensation                      85,343
                    Commissions                      210,169
                    Other accrued expenses           150,104
                    Deferred maintenance fees        286,262
                                                   ---------
                    Total                          1,670,920


8.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         Securities Purchase Agreement

         The Company, and certain stockholders of the Company (together the "Parties"), entered into a Securities Purchase Agreement (the "Purchase Agreement") dated and executed on April 24, 2003, with Stanford Venture Capital Holdings, Inc. ("Stanford"). Pursuant to the Purchase Agreement, the Parties agreed to issue to Stanford a total of 2,444,444 shares of the Company's Series B $0.90 Convertible Preferred Stock ("Series B Preferred Stock"). The issuance of the Series B Preferred Stock occurred on six separate closing dates beginning on April 24, 2003 and closing on September 15, 2003. In connection with the Purchase Agreement, the Company modified the previously issued five-year warrants assigned to Stanford to purchase 2,002,750 shares of the Company's common stock at an exercise price of $1.50 for the first 1,001,375 shares and $2.25 for the remaining shares, to reduce the exercise price to $0.25 per share and extend the expiration date to August 1, 2008. In addition, the Company agreed to convert all outstanding loans and unreimbursed expenses to certain stockholders of the Company for 603,000 shares of the Company's common stock at a price of $0.90 per share. The value of the warrant modification was treated as additional costs associated with raising capital and was shown as a reduction of additional paid-in capital of approximately $557,000 (computed using the Black-Scholes model with the following assumptions: expected volatility of 0%, expected dividend yield rate of 0%, expected life of 5 years, and a risk-free interest rate of 4.91% for September 30, 2003).

9.       SUBSEQUENT EVENTS
         -----------------

         Private Placement

         In October 2003, the Company commenced offerings to accredited investors in private placements of up to $5,000,000 of the Company's Common Stock. the proceeds of the private placements are to be used for general working capital. The shares offered in the private placement are to be priced at the 5 trading day trailing average closing price of the Common Stock on the OTCBB, less 20% ("Purchase Price"). For each share purchased in the private placements, purchasers will receive a warrant to purchase one half (0.5) share of common stock at 130% of the Purchase Price. A minimum of $25,000 is required per investor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         The following discussion should be read in conjunction with our financial statements and the accompanying notes appearing subsequently under the caption "Financial Statements", along with other financial and operating information included elsewhere in this quarterly report. Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Risk Factors-Cautionary Note Regarding Forward Looking Statements".

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

         Our principal executive offices are located at 106 Allen Road, Basking Ridge, NJ 07920. Our telephone number at that location is (908) 903-1195 and our Internet address is www.strongholdtech.com. Our reports, proxy statements and other documents filed electronically with the Securities and Exchange Commission ("SEC") are available at the website maintained by the SEC at http://www.sec.gov. We also make available free of charge on or through our Internet website, http://www.strongholdtech.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC. Information on our website is not a part of this report. The information contained on our website is not incorporated by reference herein.

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

         As a result of our receiving 75,000 shares of Common Stock from Mr. Bortolatti and the concurrent transfer of our interest in the truffle business to him, we are no longer involved in the truffle business. The sale of these subsidiaries was part of our effort to focus on the handheld wireless technology business.

Wireless Technology Business

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

         Stronghold's DealerAdvance Sales Solution(tm), an enterprise software system leveraging wireless technologies, includes a Customer Relationship Management software application, referred to herein as CRM, and is intended to increase the revenues and reduce the operating expenses of automobile dealerships. Stronghold has completed the development of DealerAdvance Sales Solution(tm), which is a software suite designed to increase sales by capturing a greater percentage of unsold customer prospects and increasing customer "be-back" (return) and closure rates. We plan to introduce a full range of enterprise applications for auto dealerships, including the DealerAdvance Service Solution(tm) and the DealerAdvance Inventory Management Solution(tm), products designed to increase revenues and profitability by managing dealer service operations, customer information and vehicle inventory more effectively than they are currently managed. These products are similar to the handheld and wireless systems used in the auto rental industry. Consumers are now accustomed to a swift car return process wherein the attendant scans the car, brings up the rental terms, completes the sale and prints out a receipt, all without having to step over to a counter.

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

         Stronghold introduced Version 3.0 of its software and installed another 3 dealership sites in the first quarter ended March 31, 2002, adding customers in New York. In the second quarter ended June 30, 2002, Stronghold installed another 7 sites, adding customers in Arizona, Southern California and South Carolina. In the third quarter ended September 30, 2002, Stronghold implemented another 10 sites, adding customers in Virginia, Florida, South Carolina and Central California, and introduced Version 3.1 of its software. In the fourth quarter ended December 31, 2002, Stronghold installed an additional 13 dealerships, adding customers in Texas, Indiana and Michigan.

         Stronghold installed DealerAdvance Sales Solution(tm), in a total of 33 dealerships sites representing Toyota, Honda, Ford, Chevrolet, Nissan, Volkswagen, Buick, Pontiac, Cadillac, Chrysler, Dodge, Kia and Hyundai. In the first quarter of 2003 ended March 31, 2003, the Company installed in 11 dealerships. In the quarter ended June 30, 2003, the Company installed another 11 systems in 9 dealerships in California, Nevada, Indiana, Washington, Ohio, and Michigan. The impact of the war with Iraq on the overall economy early in the second quarter and efforts to strengthen our sales force during the first half of 2003 impacted revenue and the signing of new dealership customer contracts in the second quarter. We implemented our goal to expand our direct sales network and operational support personnel for coverage of 14 major cities from nine at the end of 2002. Additionally, in the second quarter we realigned our sales force into geographic markets and hired several experienced industry veterans as regional business development managers.

         Stronghold plans to utilize its direct sales force to market the DealerAdvance Sales Solution(tm) on a national basis. Stronghold has established a strong presence in most regions of the United States, and is continuing to add business development and operations offices pursuant to an organized growth plan. Stronghold finished the quarter ended June 30, 2003 with personnel located in Northern New Jersey, San Francisco, Washington, DC, Atlanta, Los Angeles, Phoenix, Miami, Seattle, Cleveland, and Dallas.

         At June 30, 2003, a total of 55 dealers were using the DealerAdvance Sales Solution(tm), of which approximately 40 had reached or exceeded the 60-day performance period generally associated with installation.

Product Developments

         The Company has identified five major prospect groups within an auto dealership; walk in traffic, call in prospects, Internet based leads, the existing owner base of customers and service prospects. The current version of DealerAdvance Sales Solution(tm) provides auto dealerships with the ability to capture and manage prospective customers through a disciplined follow-up process to get them into the dealership to buy. The current application has achieved best in class status for managing walk in traffic, while being comparable in managing call in and Internet prospects, and mining the owner base.

         The Stronghold development team is currently working on a Call Management application that will allow Stronghold customers to achieve best in class performance for all call-in prospects. The application will allow the dealership to automatically capture and track the majority of prospects that contact the dealership via phone. This new program is designed to allow the salesperson to retrieve information about the customer while they are on the phone and conduct a needs analysis following best practices for handling prospect phone calls. The system automatically generates management logs and reports that are designed to allow the dealer to determine which sales associates need phone skills training. The call management feature is scheduled for release in the first quarter of 2004.

         The DealerAdvance Service Solution(tm) is designed to provide for improved customer service and reduced vehicle check in time and to allow dealer representatives to scan a particular vehicle identification number from the windshield or door. DealerAdvance Service Solution(tm) is also designed to provide for instant mobile access to client and vehicle history and to allow the dealer representatives to access warrantee and service period advice instantly. This product also is expected to include a premium-pricing application to increase revenue per repair order and an application to allow service marketing through the DealerAdvance(tm) CRM application.

         The development plan also includes another application called DealerAdvance Inventory Management Solution(tm), which is intended to be a handheld wireless system for the management of new and used car inventory. When developed, the DealerAdvance Inventory Management Solution(tm) would provide a handheld device for the scanning of incoming and outgoing vehicles, immediately adjusting inventory on hand for sale. In addition, the system would provide for the printing of used car stickers, the capture of Vehicle Identification Numbers for used car appraisal and estimates, and the loading of vehicle specifics to the dealer web site.

Research and Development

         Since inception, we have spent approximately $3,364,023 on research and development activities. While we have been successful in meeting planned goals in the development and introduction of DealerAdvance Sales Solution(tm), there can be no assurance that our research and development efforts will be successful with respect to additional products, or if successful, that we will be able to successfully commercially exploit such additional products.

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

         We believe that our proprietary technology is unique and therefore places us at a competitive advantage in the industry. However, there can be no assurance that our competitors will not develop a similar product with properties superior to our own or at greater cost-effectiveness.

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

         Stronghold distributes its DealerAdvance Sales Solution(tm) through direct sales, which Stronghold believes is most effective when introducing an innovative new solution to the marketplace. Stronghold is continuing to grow its sales and marketing team within its geographic territory units.

Employees

         Stronghold currently has a total of 44 full-time employees and 2 part-time employees, of which 26 are dedicated to marketing and sales and regional customer support. Stronghold has hired senior and experienced business development mangers to provide regional market penetration. During the quarter ended March 31, 2003, Stronghold promoted two Business Development Managers to Regional Sales Managers and Vice Presidents, to manage the sales force in the Eastern and Western Regions of the United States. Each Regional Manager is responsible for recruiting, training and managing the Business Development Managers in their territories. Each Regional Manager finished the quarter ended June 30, 2003 with 3 sales associates.

         During the quarter ended March 31, 2003, Stronghold promoted two existing Consultants to the role of Eastern and Western Regional Manager for Client Services, respectively, with the responsibility of managing Client Consultants in their territories. These Client Consultants are responsible for providing installation, training and ongoing support services to Stronghold's new and existing customers. The Regional Managers report to the National Client Services Manager who is headquartered in Sterling, Virginia.

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

Risks Concerning Our Business

         We have a history of net losses; we expect our net losses to continue as a result of planned increases in operating expenses; and we may never achieve profitability.

         We have a history of operating losses in our wireless business and have incurred significant net losses in such business in each fiscal quarter since our inception. We had a net loss of $1,056,670 for the quarter ended September 30, 2003. We had a net operating loss of $833,473 for the quarter ended September 30, 2003 and a net operating loss of approximately $6,085,785 for the period from May 17, 2002 through September 30, 2003 to offset future taxable income. Losses prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. We expect to continue to incur net losses and negative cash flows because we intend to increase operating expenses to develop the Stronghold brand through marketing, promotion and enhancement of our services. As a result of this expected increase in operating expenses, we will need to generate significant additional revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section, as well as numerous other factors outside of our control, including:

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

If We Are Unable To Obtain Sufficient Funds, And Incur A Cash Flow Deficit, Our Business Could Suffer

         We believe that the funds that were raised through our recent debt and equity financings will only be sufficient for our needs for the immediate future, raising doubt about our ability to continue as a going concern. We anticipate that we will be required to raise additional capital after the third quarter of 2003 and over the next several years in order to operate according to our business plan. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Also, lending institutions or private investors may impose restrictions on future decisions by us to make capital expenditures, acquisitions or asset sales.

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

We Have A Limited Operating History

         We were formed in September 2000 to import and market truffle oil products. As of May 16, 2002, our focus shifted to development and marketing of handheld wireless technology for the automotive dealer software market. We entered this business through the acquisition of an entity with only 22 months of operating history. We must, therefore, be considered to be subject to all of the risks inherent in the establishment of a new business enterprise. Our limited operating history makes it difficult to evaluate our financial performance and prospects. We cannot provide assurance at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

If We Fail to Gain Market Acceptance of our Products, our Business and Results of Operations Would be Harmed

         We are still in the verification and validation stages of our DealerAdvance(tm) suite of products. Our first pilot system for DealerAdvance Sales Solution(tm) was installed in April 2001 and our sixth and final pilot system was installed in September 2001. We implemented a total of 33 additional sites in 2002, 11 sites in the quarter ended March 31, 2003, 9 sites in the quarter ended June 30, 2003 and 12 sites for the quarter ended September 2003. The impact of the war with Iraq on the overall economy early in the second quarter and efforts to strengthen our sales force during the first half of 2003 impacted revenue and the signing of new dealership customer contracts in the second quarter. We implemented our goal to expand our direct sales network and operational support personnel for coverage of 14 major cities from nine at the end of 2002. Additionally, in the second quarter we divided our sales force into geographic markets and hired several experienced industry veterans as regional business development managers.

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

         The nature of our handheld product and technology requires us to market almost exclusively to automobile dealerships. Should any particular dealership or conglomerate of dealerships favor other providers of similar services or not utilize our services to the extent anticipated, our business may be adversely affected. The economy may also have an impact on the market acceptance of our products. Big-ticket consumer purchases are sensitive to broad economic trends. Therefore, our business could suffer if our customers, automobile dealerships, are affected by the continuing poor economic conditions. For example, if dealer sales are trending downward, capital expenditures, like those associated with our DealerAdvance(tm) suite of products, may be delayed or abandoned.

If We Fail to Properly Manage Our Growth, Our Business and Results of Operations Would be Harmed

         We have begun expanding our operations in anticipation of an aggressive rollout of our DealerAdvance(tm) product suite. We have strategically hired additional sales representatives in the past twelve months, expanding into Virginia, Southern California, Florida, Ohio and Texas.

Additionally, we must continue to develop and expand our systems and operations as the number of automobile dealerships installing our products and requiring our ongoing services increases. The pace of our anticipated expansion, together with the level of expertise and technological sophistication required to provide implementation and support services, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery and post-installation and post-consultation field and remote support. This development and expansion has placed a strain on our managerial, operational and financial resources, and is expected to continue to do so.

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

We Depend On Attracting And Retaining Key Personnel

         We are highly dependent on the principal members of our management, research and sales staff. The loss of their services might significantly delay or prevent the achievement of our strategic objectives. Our success depends on our ability to retain key employees and to attract additional qualified employees. Competition for personnel is intense, and we cannot provide assurance that we will be able to retain existing personnel or attract and retain additional qualified employees in the future.

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

Risks Concerning Our Handheld Technology

An Interruption in the Supply of Products and Services that We Obtain From Third Parties Could Cause a Decline in Sales of Our Products and Services.

         We are dependent upon certain providers of software, including Microsoft Corporation and their Pocket PC software, to provide the operating system for our applications. If there are significant changes to this software, or if this software ceases to be available or supported, we will experience a disruption to our product and to our development effort.

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

Competition in the Wireless Technology Industry Is Intense and Technology Is Changing Rapidly

         Many wireless technology and software companies are engaged in research and development activities relating to our range of products. The market for handheld wireless technology is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products. Our competitors in the field are companies that include major international car dealership service companies, specialized technology companies, and, potentially, our joint venture and strategic alliance partners. Such companies include: ADP Dealer Services, Reynolds and Reynolds Company, Automotive Directions, Higher Gear, Autobase, Third Coast Media, Cowboy Corporation and Autotown, among others. Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than we and have more experience in research and development, sales, service, manufacturing and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

We May Not Have Adequately Protected Our Intellectual Property Rights

         Our success depends on our ability to sell products and services for which we may not have intellectual property rights. We currently do not have patents on any of our intellectual property. We have filed for a patent, which protects a number of developments pertaining to the management of information flow for automotive dealer-based software. An additional patent application is currently being prepared which will address certain proprietary features pertaining to our systems components, related equipment and software modules. We cannot assure you we will be successful in protecting our intellectual property through patent law.

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

         As of September 30, 2003, our executive officers and directors had 47.1% of the voting power of the Company on a fully diluted basis. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of unaffiliated stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

We Are Controlled by Our President, Which May Result in Our Other Shareholders Having No Control in Our Direction or Affairs

         As of September 30, 2003, our President and Chief executive Officer had approximately 46.7% of the voting power of the Company on a fully diluted basis. As a result, he has the ability to control us and direct our affairs and business, including the approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control and may make some transactions more difficult or impossible without his support. Any of these events could decrease the market price of our Common Stock.

Stockholders May Suffer Dilution as a Result of Shares Eligible for Future Issuance

         As of September 30, 2003, we had 10,460,333 shares of our Common Stock issued and outstanding. In addition, we had the potential to issue 2,105,875 shares of our Common Stock upon the exercise of all outstanding options, and 6,449,944 shares of our Common Stock upon the exercise of certain warrants outstanding and upon the conversion of certain shares of our Series A and Series B Preferred Stock. Consequently, sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our Common Stock.

Volatility of Trading Market May Affect Your Investment

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

Because We Do Not Intend to Pay Any Cash Dividends On Our Shares of Common Stock, Our Stockholders Will Not Be Able to Receive a Return on Their Shares Unless They Sell Them

         We have never paid or declared any cash dividends on our Common Stock or other securities and intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Our Common Stock Is Considered A Penny Stock And May Be Difficult To Sell

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

Liquidity And Capital Resources

Overview

         As of September 30, 2003, our cash balance was $3,229. We had a net loss of $1,056,670 for the fiscal quarter ended September 30, 2003. We had a net operating loss of $833,473 for the fiscal quarter ended September 30, 2003 and a net operating loss of approximately $6,058,785 for the period from May 17, 2002 through September 30, 2003 to offset future taxable income. Losses prior to May 17, 2002 were passed directly to our shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future quarters. Our accounts receivable at September 30, 2003 was $1,554,533 (less allowances for doubtful accounts of $170,172), as compared to $1,201,063 for the quarter ended September 30, 2002. The increase in accounts receivable represents amounts owed to Stronghold for new installations and maintenance, service, training services, software customization and additional systems components.

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

Financings

         On July 31, 2000, the Predecessor Entity entered into a line of credit with our President and Chief Executive Officer, Christopher Carey, who is also the President and Chief Executive Officer of Stronghold. In accordance with the terms of the line of credit, Mr. Carey made available $1,989,500, which the Predecessor Entity could borrow from time to time until August 1, 2001. The outstanding amounts accrued interest at the per annum rate equal to the floating base rate, as defined therein, computed daily, for the actual number of days elapsed as if each full calendar year consisted of 360 days. The first interest payment under the line of credit was due on August 1, 2001. On such date, the parties agreed to extend the line of credit for one more year, until August 1, 2002.

         On November 1, 2001, the Predecessor Entity entered into a line of credit with UnitedTrust Bank pursuant to which the Predecessor Entity borrowed $1.5 million. The line of credit was due to expire by its terms, and all outstanding amounts were due to be paid, on June 30, 2002. On June 30, 2002, our line of credit with UnitedTrust Bank expired and a three-month extension was granted. On September 30, 2002, we converted our outstanding line of credit with UnitedTrust Bank into a $1,500,000 promissory note.

         On April 22, 2002, the Predecessor Entity issued 500,000 shares of its Common Stock to Mr. Carey (which converted into 1,093,750 shares of our Common Stock when we acquired the Predecessor Entity on May 16, 2002) in exchange for cancellation of $1 million of outstanding debt under the line of credit.

         On May 15, 2002, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, in which we issued to Stanford (i) such number of shares of our Series A $1.50 Convertible Preferred Stock, referred to herein as Series A Preferred Stock, that would in the aggregate equal 20% of the total issued and outstanding shares of our Common Stock, and (ii) such number of warrants for shares of our Common Stock that would equal the number of shares of Series A Preferred Stock issued to Stanford. The total aggregate purchase price for the Series A Preferred Stock and warrants paid by Stanford was $3,000,000. The issuance of the Series A Preferred Stock and warrants took place on each of four separate closing dates (May 16, 2002, July 3, 2002, July 11, 2002, and July 19, 2002), at which we issued an aggregate of 2,002,750 shares of our Series A Preferred Stock and warrants for 2,002,750 shares of our Common Stock to Stanford.

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

         On June 30, 2002, our line of credit with UnitedTrust Bank expired and a three-month extension was granted. On September 30, 2002, we converted our outstanding line of credit with UnitedTrust Bank into a $1,500,000 promissory note, pursuant to which Stronghold agreed to pay UnitedTrust Bank all amounts outstanding under the line of credit. Such promissory note is to be paid in 36 monthly installments, which commenced in February 2003 and is due to terminate on January 1, 2006. Interest accrues on the note at the prime rate, adjusted monthly, which is the highest New York City prime rate as is published in The Wall Street Journal. The initial prime rate that applied to the promissory note was 4.750%.

         During August and September 2002, we entered into 9 subscription agreements with accredited private investors as defined in Rule 501 of the Securities Act, pursuant to which we issued an aggregate of 179,333 shares of our Common Stock at $1.50 per share. These private investments generated total proceeds to us of $269,000.

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

         On September 30, 2002, we entered into a loan agreement with CC Trust Fund to borrow an amount up to $355,128. This bridge loan was for a period of twelve months, with all principle due and payable on September 30, 2003. 12.5% interest on the outstanding principle is due each year. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. As of March 31, 2003, $355,128 was outstanding under the CC Trust Fund loan agreement. Christopher Carey Jr., Mr. Carey's son, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

         On September 30, 2002 we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. This bridge loan is for a period of twelve months, with all principle due and payable on September 30, 2003. 12.5% interest on the outstanding principle is due each year. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. As of March 31, 2003, $375,404 was outstanding under the AC Trust Fund loan agreement. Amie Carey, Mr. Carey's daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

         In October 2002, in exchange for a loan from Mr. Carey in an equal amount, we issued a promissory note to Christopher J. Carey for the amount of $165,000. Such promissory note is due on or before December 31, 2003. Until such time as the principle is paid, interest on the note will accrue at the rate of 12.5% per year.

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

         On April 24, 2003, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc. for the issuance of 2,444,444 shares of our Series B $0.90 Convertible Preferred Stock. The issuance of the Series B Preferred Stock took place on six separate closing dates beginning on May 5, 2003 through September 15, 2003. In connection with the Securities Purchase Agreement, we agreed to modify the previously issued five-year warrants assigned to Stanford to purchase 2,002,750 shares of our Common Stock at an exercise price of $1.50 for the first 1,001,375 shares and $2.25 for the remaining shares: (i) to reduce the exercise price to $0.25 per share; and (ii) to extend the expiration date through August 1, 2008. In addition, our President and Chief Executive Officer, Christopher J. Carey agreed to convert outstanding loans of $543,000 to 603,333 shares of our common stock at a price of $0.90 per share.

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

         The purpose of this modification of the loan agreement with UnitedTrust Bank is to provide for (i) better cash flow permitted by the reduced payments and (ii) subordination that will provide flexibility by giving us the option to seek a new revolving line of credit to provide working capital. The new line of credit has not yet been negotiated and we can not be certain of its placement. In exchange for this reduced cash flow and subordination, Christopher J. Carey, has provided substitute collateral in the form of a second mortgage on certain real property owned by him.

         On September 30, 2003, the CC Trust Fund agreed to extend the term of its loan to December 30, 2003. As of September 30, 2003, $355,128 was outstanding under the CC Trust Fund loan agreement. Christopher Carey Jr., Mr. Carey's son, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

         On September 30, 2002, the AC Trust Fund agreed to extend the term of its loan to December 30, 2003. As of September 30, 2003, $375,404 was outstanding. As of March 31, 2003, $375,404 was outstanding under the AC Trust Fund loan agreement. Amie Carey, Mr. Carey's daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

Results of Operations

         Operations through May 16, 2002 were comprised solely of our truffle business, which was conducted through our wholly owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc. Operations from May 16, 2002 through June 30, 2002 were comprised of our truffle business (which was divested on July 19, 2002, as described in the section entitled, "Summary of Discontinued Truffle Business Operations") and our handheld wireless technology business. Our results of operations as described below reflect the treatment of the truffle business as discontinued operations and, therefore, figures from those periods reflect operations of our handheld wireless technology business only, other than with respect to other expenses. We believe that a comparison of our truffle business to our handheld wireless technology business is not a relevant analysis for purposes of this periodic filing. As a result, we believe that period-to-period comparisons of our results of operations will not be meaningful and should not be relied upon as indicators of future performance. Therefore, results of operations for the fiscal years ended 2001 and 2002 reflect operations of our handheld wireless technology business only.

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

Changes to Critical Accounting Policies and Estimates

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to the consolidated financial statements include a summary of significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods that we use.

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

         We evaluate our estimates on an ongoing basis. The most significant estimates relate to our recognition of revenue and the capitalization of our software development.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

         Once DealerAdvance Sales Solution(tm) is installed, Stronghold provides hardware and software maintenance services for a yearly fee equal to approximately 10% of the one-time implementation fees. All dealerships contract these services and are billed on a monthly basis. Stronghold provides other services, including software and report customization, business and operations consulting, and sales training services. All of these services are contracted on an as needed basis and typically are charged on a time and expenses basis. In addition, we offer a sixty-day performance trial period. After this time, a large portion of the dealerships convert the one-time fee into a third party lease. Stronghold has entered into a number of relationships with leasing companies in which the leasing company finances the implementation fees for the dealership in a direct contractual relationship with the dealership. Stronghold accepts no liability under these arrangements, and the lease is based on the creditworthiness of the dealership. The leasing company receives an invoice from Stronghold, and remits funds upon acceptance by the dealership. Stronghold receives all funds as invoiced, with all interest costs passed to the dealership. These leases typically run 36 months in duration, during which time Stronghold contracts for service and maintenance services. After the initial installation, Stronghold charges separately for future software customization, additional training, and additions to the base system (e.g., more handheld devices for additional sales people). Depending upon the dealership arrangement, the support and maintenance contracts are either billed monthly and recorded as revenue monthly, or are recorded up front to unearned maintenance fees at the present value of the 36-month revenue stream and amortized monthly to revenue over the life of the agreement.

Revenue Restatement

         On December 26, 2002, we reclassified our consolidated financial statements for the first three quarters of 2002. This step was taken on the advice of Rothstein, Kass & Company, P.C., our accounting firm, to reflect accounting changes in accordance with revenue recognition guidelines released by the Securities and Exchange Commission.

         Accordingly, our revenue was reclassified such that it may be recognized in future quarters. For the nine months ended September 30, 2002, revenue was reclassified from $2,952,076 to $1,898,884. The revenue restatement was included in our December 31, 2002 year-end audited financial statements and included in our 2002 10-K filing. The corresponding restated Q2 results for 2002 were not separately filed. The comparative financial statements, included herein, are compared to the corresponding restated Q2 2002 financial statements.

         Historically, we have recorded revenue as a three-stage process: at the time the equipment and software were delivered, installed and the personnel trained. We will now recognize each sale with an additional stage as outlined in the analysis provided by our accounting firm, which includes a fourth stage in which "the system is handed over to the customer to run on their own." This four-stage delivery process will result in current sales revenues being carried into future quarters. We estimate that this change will delay the recognition of revenue from installed dealership sites by 20-50 days.

Software Development Capitalization Policy

         Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. For the quarter ended, September 30, 2003, Stronghold capitalized $171,945 of development costs in developing enhanced functionality of its DealerAdvance(tm) product.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND THREE MONTHS ENDED SEPTEMBER 30, 2002.

         For the quarter ended September 30, 2003, we had revenue of $902,204 compared to revenue of $706,486 for the quarter ended September 30, 2002. This represents an increase of $197,768 or 27.99%. The impact of our efforts to strengthen and realign our sales force during the first half of 2003 positively impacted revenue and the signing of new dealership customer contracts in the third quarter. Additionally, the plan that we implemented in the second quarter whereupon we divided our sales force into geographic markets and hired several experienced industry veterans as regional business development managers has improved results.

         Revenue is comprised of one-time charges to the dealerships for hardware (including server, wireless infrastructure, desktop PC, printer, interior/exterior access points/antennas and handheld devices), software licensing fees and installation/training services. The average installation is $83,000. The most significant variable in pricing is the number of handheld devices. Other sources of revenue include monthly support and maintenance contracts (required with purchase of DealerAdvance(tm) and fee-based business development consulting and sales training services. Depending upon the dealership arrangement, the support and maintenance contracts are either billed monthly and recorded as revenue monthly, or are recorded up front to unearned maintenance fees at the present value of the 36-month revenue stream and amortized monthly to revenue.

         We generated $567,593 in gross profits from sales for the quarter ended September 30, 2003, which was an increase of $238,144 from the quarter ended September 30, 2002, when we generated $329,449 in gross profits. We were able to improve our gross profit margin from 46.6 % in the quarter ended September 30, 2002 to 62.8% in the quarter ended June 30, 2003. The higher gross profit as a percentage of revenue reflects the Company's ability to control its prices given its premium product offering and continued efforts to reduce cost of services. Additional factors are attributed to better buying of subcontracted services, lower software and information licensing costs, lower costs for materials, and better negotiated prices with customers.

         Total Selling, General and Administrative expense in the quarter ended September 30, 2003 were $1,401,070, an increase of 6.7% or $87,821 from the quarter ended September 30, 2002 of $1,313,249. We completed DealerAdvance Sales Solution(tm) Version 3.3. The product enhancements included in Version 3.3 are designed to improve the user environment, navigation and implementation of the system. These improvements are anticipated to increase client return on investment as well as customer satisfaction while providing overall increased sales for the Company. We will continue to enhance our products, and offer customized services to our customers, and will accomplish this with a smaller software support group. In subsequent quarters we will consider additional staff to begin new applications development as increased volume and cash allows.

         Our interest and penalty expense increased from $45,327 in the quarter ended September 30, 2002 to $223,196 in the quarter ended September 30, 2003. This increase of $177,869 was based on the increase in loan amounts outstanding and accrued payroll tax deposit penalties.

         The net loss for the quarter ended September 30, 2003 was $1,056,623 which is an increase of $27,496 from the loss for the quarter ended September 30, 2002 of $1,029,127. The loss per share decreased by $.01 from $.11 loss per share with a weighted average of 9,787,834 shares outstanding in the quarter ended September 30, 2002 and $.10 loss per share in the quarter ended September 30, 2003 weighted average of with 10,460,339 shares outstanding.

Industry Trends

         The automotive industry has identified sales productivity tools and CRM systems to be of high priority. Many consolidators and independent dealership owners have begun to explore and pilot some of these solutions to determine the most effective means for managing and exploiting prospects and customers to increase car sales. To date, only a small number of the 22,600 dealership sites in the United States have implemented these systems. There remains substantial uncertainty as to the type of systems that will be implemented as well as the pace at which implementation will take place.

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

Item 3.  Controls and Procedures

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by persons within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, other than the promotion of Robert Nawy from Assistant Chief Financial Officer to Chief Financial Officer on September 1, 2003. Mr. Nawy will have among his duties the administration and oversight of disclosure procedures.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

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

         Pursuant to the terms of the Series B Purchase Agreement, the issuance of the aforementioned Series B Preferred Stock took place on each of six separate closing dates. At the first closing, which occurred on April 30, 2003, the Company received $500,000 from Stanford and issued to Stanford 555,556 shares of Series B Preferred Stock. At each of the second and third closings, which occurred on May 15, 2003 and June 13, 2003, respectively, the Company issued 555,556 shares of Series B Preferred Stock, and Stanford paid $500,000 upon each closing for same. On the fourth closing date, which occurred on July 15, 2003, the Company issued 333,332 shares of Series B Preferred Stock, and Stanford paid $300,000. On the fifth and sixth closings, which occurred on August 15, 2003 and September 15, 2003, respectively, the Company issued 222,222 shares of Series B Preferred Stock, and Stanford paid $200,000 upon each closing. For so long as any shares of the Series B Preferred Stock are outstanding and held by Stanford, if the Company issues additional shares of the Company's Common Stock, or common stock equivalents, Stanford has the right to participate in the issuance such that immediately after the subsequent issuance, Stanford's ownership of the total number of outstanding shares of the Company's Common Stock (assuming the conversion of all common stock equivalents into the Company's Common Stock) equals the same percentage of the total shares of the Company's Common Stock (assuming conversion of all common stock equivalents into the Company's Common Stock) as Stanford held immediately prior to the subsequent issuance.

         In connection with the Series B Purchase Agreement, the Company and Stanford also entered into a Registration Rights Agreement, dated April 30, 2003, in which the Company agreed to register the shares of the Company's Common Stock issuable upon conversion of the Series B Preferred Stock with the Securities and Exchange Commission, not later than March 15, 2003.

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

         In addition, on May 6, 2003, the Company and Stanford agreed to convert $543,000 of the outstanding debt owed to Christopher J. Carey by the Company into 603,333 shares of Common Stock of the Company at a price of $0.90 per share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

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

                                   Robert Cox

                                 William Lenahan

                                  Luis Delahoz

         There were present at the annual meeting, in person or by proxy, 9,706,394 shares, consisting of 5,259,200 shares of Common Stock, 2,002,750 shares of Series A Preferred Stock (on an as converted to Common Stock basis), and 2,444,444 shares of Series B Preferred Stock (on an as converted to Common Stock basis). The results of the vote of the stockholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of our board of directors were as follows:

         (i) The results of the vote taken at the Meeting for the election of the nominees for our board of directors were as follows:

Common Stock                                  For             Withheld
------------                               ---------         ---------
         Christopher J. Carey              5,259,200                 0
         Robert J. Corliss                 5,259,200                 0
         Robert Cox                        5,259,200                 0
         William Lenahan                   5,259,200                 0
         Luis Delahoz                      5,259,200                 0

Series A Preferred Stock
------------------------
         Christopher J. Carey              2,002,750                 0
         Robert J. Corliss                 2,002,750                 0
         Robert Cox                        2,002,750                 0
         William Lenahan                   2,002,750                 0
         Luis Delahoz                              0         2,002,750

Series B Preferred Stock
------------------------
         Christopher J. Carey              2,444,444                 0
         Robert J. Corliss                 2,444,444                 0
         Robert Cox                        2,444,444                 0
         William Lenahan                   2,444,444                 0
         Luis Delahoz                              0         2,444,444

         (ii) A vote was taken on the proposal to approve an amendment to the Company's Stock Plan to increase the maximum number of shares of the Company's Common Stock available for issuance under the Plan from 300,000 shares to 1,300,000 shares. The proposal was approved by a majority of the shares in attendance. The results of the vote taken at the annual meeting with respect to such amendment were as follows:

                                                                        Broker
                                      For        Against     Abstain   Non-Votes
--------------------------------- -----------  ----------  ---------- ----------
Common Stock                       4,444,500       4,300           0     810,400
Series A Preferred Stock           2,002,750           0           0           0
Series B Preferred Stock           2,444,444           0           0           0

         (iii) A vote was taken on the proposal to approve an amendment to the Company's California Stock Plan to increase the maximum number of shares of the Company's Common Stock available for issuance under the California Plan from 100,000 shares to 200,000 shares. The proposal was approved by a majority of the shares in attendance. The results of the vote taken at the annual meeting with respect to such amendment are as follows:

                                                                        Broker
                                      For        Against     Abstain   Non-Votes
--------------------------------- -----------  ----------  ---------- ----------
Common Stock                       4,444,500       4,300           0     810,400
Series A Preferred Stock           2,002,750           0           0           0
Series B Preferred Stock           2,444,444           0           0           0

         (iv) A vote was taken on the proposal to ratify the appointment of Rothstein, Kass & Company, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2003. The results of the vote taken at the annual meeting with respect to such appointment were as follows:


                                            For           Against       Abstain
--------------------------------------- -----------     ----------     ---------
Common Stock                             5,259,200              0              0
Series A Preferred Stock                 2,002,750              0              0
Series B Preferred Stock                 2,444,444              0              0

ITEM 5.  OTHER INFORMATION.

         In October 2003, the Company issued a Private Placement offering to accredited investors to raise up to $3,000,000 for the purposes of providing general working capital. The purchase price of shares offered shall be based on the average closing price less 20% of SGHT for the (5) five trading days prior to the closing date(s) which will be each Friday after 4 p.m. E.S.T. until the offering is completed or withdrawn by the Company. Shares will be offered as a unit equal to one share of common stock and a warrant to purchase 0.5 of a share of common stock in minimum amounts of $25,000 per investor. The warrants will have a three (3) year term and an exercise price equal to 130% stock purchase price of the trailing 5-day average OTCBB closing price of the Company's common stock at the time the Unit was purchased. At the date of filing the 10Q for the third quarter of 2003, the amount raised by the company under this Private Placement is $150,000.00.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

         See Exhibit Index.

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November, 2003.

                                       STRONGHOLD TECHNOLOGIES, INC.



                                       BY: /s/ Christopher J. Carey
                                          --------------------------------------
                                           Name:  Christopher J. Carey,
                                           Title:  President and Chief Executive
                                           Officer
                                           (principal executive officer)



                                       BY: /s/ Robert M. Nawy
                                          --------------------------------------
                                           Name:  Robert M. Nawy
                                           Title:  (principal financial officer)



                                       BY: /s/ Karen S. Jackson
                                          --------------------------------------
                                           Name:  Karen S. Jackson

                                           Title:  Controller (principal
                                           accounting officer)


Dated:  As of November 13, 2003

ITEM 6.  EXHIBIT INDEX

Exhibit          Description Number
-------          ------------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.