Form 10QSB/A
period 2003-09-30
STRONGHOLD TECHNOLOGIES INC
filed 2003-11-14
CIK 1133598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE


This Amendment No. 1 on Form 10-QSB/A ("Amendment") is being filed to amend the Registrant's Quarterly Report on Form 10-QSB for fiscal quarter ended September 30, 2003, as filed on November 13, 2003 (the "Original Report on Form 10-QSB), by correcting several printer's typographical errors contained in the consolidated financial statements of Stronghold Technologies, Inc.

Specifically, this amendment corrects the following printer's typographical errors:

(i) Footnotes referencing "See Notes to consolidated financial statements." were omitted from each of the Consolidated Balance Sheet, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows,

(ii) An erroneous line item from a prior printer job was included as line 3 in the Consolidated Statements of Cash Flows,

(iii) The "$" symbol was omitted in several places in the Consolidated Statements of Cash Flows and from the Table in Note 7 to the Notes to consolidated financial statements, and

(iv) Two values in Note 6 to the Notes to consolidated financial statements were incorrectly rounded by $1,000.

This Amendment does not reflect events occurring after the filing of the Original Report on Form 10-QSB, and does not modify or update the disclosures therein in any way other than as described above.

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

           Notes to consolidated financial statements.........................4

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
                                                                                                                       ============

See notes to consolidated financial statements.

                  Stronghold Technologies, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                               Three months      Three months       Nine months       Nine months
                                                   ended             ended             ended             ended
                                               Sep 30, 2003      Sep 30, 2002      Sep 30, 2003      Sep 30, 2002
                                                (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                               ------------      ------------      ------------      ------------

Sales                                          $    904,254           706,486         2,450,043         1,797,601

Cost of sales                                       336,611           377,037           937,499           896,486
                                               ------------      ------------      ------------      ------------

Gross profit                                        567,643           329,449         1,512,544           901,115

Selling, general and administration               1,401,070         1,313,249         3,703,924         3,373,317
                                               ------------      ------------      ------------      ------------

Loss from operations                               (833,427)         (983,800)       (2,191,380)       (2,472,202)

Interest expense                                    223,196            45,327           421,062           155,039
                                               ------------      ------------      ------------      ------------


                                               ------------      ------------      ------------      ------------

Net loss applicable to common stockholders     $ (1,056,623)     $ (1,029,127)     $ (2,612,442)     $ (2,627,241)
                                               ============      ============      ============      ============

Basic and diluted loss per common share        $      (0.10)     $      (0.11)     $      (0.26)     $      (0.33)
                                               ============      ============      ============      ============

Weighted average number of
   common shares outstanding                     10,460,333         9,787,834        10,206,182         7,864,625


See notes to consolidated financial statements.

                  Stronghold Technologies, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

Nine months ended September 30,                                                        2003             2002
                                                                                    -----------      -----------
                                                                                    (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $(2,612,442)     $(2,627,241)

Adjustments to reconcile net loss to net cash used in operating activities:
   Provision for returns and allowances                                                  63,000          189,000
   Depreciation and amortization                                                        106,216           51,737
   Non-cash interest expense for issuance of warrants                                    71,250
   Changes in operating assets and liabilities:
     Accounts receivable                                                               (425,082)      (1,040,853)
     Other receivables                                                                  (18,548)         119,710
     Inventories                                                                        142,612         (235,736)
     Prepaid expenses                                                                     7,165          (23,136)
     Accounts payable                                                                  (240,829)         241,155
     Interest payable, stockholders                                                     168,249
     Accrued expenses and other current liabilities                                   1,159,015          250,165
     Other assets                                                                       (43,047)
                                                                                    -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                                                (1,622,441)      (3,075,199)
                                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES,
Payments for purchase of property and equipment                                         (10,859)         (81,051)
Payments for software development costs                                                (500,008)        (231,292)
                                                                                    -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                                  (510,867)        (312,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of financing costs                     1,887,968
Proceeds from issuance of common stock, net of financing costs                                         2,571,678
Proceeds from notes payable, stockholders                                               616,200          784,000
Principal repayments of notes payable, stockholders                                    (127,089)
Principal repayments of note payable                                                   (238,332)
Principal payments for obligations under capital leases                                 (15,594)          (4,690)
                                                                                    -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             2,123,153        3,350,988
                                                                                    -----------      -----------

NET INCREASE (DECREASE) IN CASH                                                         (10,155)         (36,554)

CASH, BEGINNING OF PERIOD                                                                13,384           38,267
                                                                                    -----------      -----------

CASH, END OF PERIOD                                                                 $     3,229      $     1,713
                                                                                    ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
CASH PAID DURING THE PERIOD FOR INTEREST                                            $   164,120          155,050
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


See notes to consolidated financial statements.

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

6.       GOING CONCERN
         -------------

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of approximately $2,612,000 and has negative cash flow from operations of approximately $1,622,000 for the nine-month period ended September 30, 2003, and has a working capital deficit of approximately $2,286,000 and a stockholders' deficit of approximately $3,048,000 as of September 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2003 and 2004, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

7.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
         ----------------------------------------------

         Accrued expenses and other current liabilities consist of the following at September 30, 2003:

                    Sales tax                     $   60,788
                    Payroll taxes                    878,254
                    Compensation                      85,343
                    Commissions                      210,169
                    Other accrued expenses           150,104
                    Deferred maintenance fees        286,262
                                                  ----------
                    Total                         $1,670,920


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

Safe Harbor Statement

         The statements contained in this Quarterly Report on Form 10-QSB/A that are not historical facts are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 as amended and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued development of our products, the approval of our Patent Applications, the successful implementation of our sales and marketing strategies, the anticipated longer term growth of our business, and the timing of the projects and trends in future operating performance are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the uncertainty of market acceptance and the timing and completion of pilot project analysis, and other factors, including general economic conditions, not within our control. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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