Form 10KSB
period 2003-12-31
STRONGHOLD TECHNOLOGIES INC
filed 2004-04-14
CIK 1133598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31,
                       2003 Commission File No. 333-54822

                          STRONGHOLD TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Nevada                                        22-376235
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

106 Allen Road, Basking Ridge, NJ                                          07920
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (908) 903-1195
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

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

                               Yes: [X]   No: [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State Registrant's revenues for fiscal year ended December 31, 2003:
$2,996,344

      State the aggregate market value of the common stock held by non-affiliates of the Registrant: $2,462,091 as of March 26, 2004 based on the closing sales price of $0.65 on that date.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 26, 2004:

Class                                                           Number of Shares
-----                                                           ----------------

Common Stock, $0.0001 par value                                    13,392,642

      The following documents are incorporated by reference into the Annual Report on Form 10-KSB: None.

      Transitional Small Business Disclosure Format

                               Yes: [_]   No: [X]

                                TABLE OF CONTENTS

      Item                                                                  Page
      ----                                                                  ----

PART I

      Item 1.   Business .................................................     1

      Item 2.   Properties ...............................................    16

      Item 3.   Legal Proceedings ........................................    17

      Item 4.   Submission of Matters to a Vote of Security Holders ......    17

PART II

      Item 5.   Market for Common Equity and Related Stockholder Matters .    18

      Item 6.   Management's Discussion and Analysis and Results of
                Operation ................................................    18

      Item 7.   Financial Statements .....................................    28

      Item 8.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures .....................    28

      Item 8A.  Controls and Procedures ..................................    29

PART III

      Item 9.   Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(A) of The Exchange
                Act ......................................................    30

      Item 10.  Executive Compensation ...................................    33

      Item 11.  Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters ...............    37

      Item 12.  Certain Relationships and Related Transactions ...........    39

      Item 13.  Exhibits and Reports on Form 8-K .........................    43

      Item 14.  Principal Accountant Fees and Services ...................    44

SIGNATURES ...............................................................    46

EXHIBIT INDEX ............................................................    48

FINANCIAL STATEMENTS .....................................................   F-1

EXHIBITS

Exhibit 4.6 Amended and Restated Certificate of Designation of Series A $1.50 Convertible Preferred Stock of Stronghold Technologies, Inc.

Exhibit 4.7 Amended and Restated Certificate of Designation of Series B $0.90 Convertible Preferred Stock of Stronghold Technologies, Inc.

Exhibit 24        Power of Attorney (included on page 48).

Exhibit 31.1      Certification by the Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2      Certification by the Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                     PART I

Item 1.  BUSINESS

Our History

      We were incorporated as a Nevada corporation on September 8, 2000, under the name TDT Development, Inc. On May 16, 2002, we acquired Stronghold Technologies, Inc., a New Jersey corporation, referred to herein as our "Predecessor Entity", pursuant to a merger of Stronghold Technologies into our wholly-owned subsidiary, TDT Stronghold Acquisition Corp., referred to herein as "Acquisition Sub". As consideration for the merger, we issued 7,000,000 shares of our common stock, par value $0.0001 per share, to the stockholders of the Predecessor Entity in exchange for all of the issued and outstanding shares of the Predecessor Entity. Following the merger, Acquisition Sub, the survivor of the merger, changed its name to Stronghold Technologies, Inc. (NJ) and remains our only wholly-owned subsidiary. On July 11, 2002, we changed our name from TDT Development, Inc. to Stronghold Technologies, Inc. (NV). On July 19, 2002, we exchanged all of the shares that we held in our two other wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc., which conducted an import and distribution business specializing in truffle-based food product, for 75,000 shares of our Common Stock held by Mr. Pietro Bortolatti, our former president.

      All references to "we," "us," "our," "the Company" or similar terms used herein refer to Stronghold Technologies, Inc., a Nevada corporation, formerly known as TDT Development, Inc. and its wholly-owned subsidiary, Stronghold Technologies, Inc., a New Jersey entity. All references to "Stronghold" used herein refer to just our wholly-owned subsidiary, Stronghold Technologies, Inc., a New Jersey corporation. All references to the "Predecessor Entity" refer to the New Jersey corporation we acquired on May 16, 2002, Stronghold Technologies, Inc., which was merged with and into Stronghold.

      Our principal executive offices are located at 106 Allen Road, Basking Ridge, NJ 07920. Our telephone number at that location is 908-903-1195 and our Internet address is www.strongholdtech.com. Our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available on our website (www.strongholdtech.com under the "For Investors-SEC Filings" caption) as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission ("SEC"). Our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act are also available at the website maintained by the SEC at http://www.sec.gov. The information contained on our website is not incorporated by reference herein.

Overview of our Handheld Technology Business

      On May 16, 2002, we entered the handheld wireless technology business via our acquisition by merger of the Predecessor Entity. The Predecessor Entity was founded on August 1, 2000 by Christopher J. Carey, our current Chief Executive Officer and President, and two other executive officers of Stronghold: Lenard J. Berger, Chief Technology Officer and Salvatore F. D'Ambra, Vice President, Product Development. This founding group has substantial expertise in systems design, software development, wireless technologies and automotive dealer software applications. The Predecessor Entity was founded to develop proprietary handheld wireless technology for the automotive dealer software market. Since the merger of the Predecessor Entity into our subsidiary, we continue to conduct the Predecessor Entity's handheld wireless technology business.

      Our DealerAdvance(TM) suite of Customer Relationship Management ("CRM") software, has been designed to maximize revenues and reduce operating expenses of automobile dealerships. The Company has completed the development of its DealerAdvance Sales Solution(TM), a software suite designed to increase sales by effectively capturing a greater percentage of unsold customer prospects and maximizing customer "be-back" rates. We are in various stages of development of complimentary CRM systems for our handheld devices, including the DealerAdvance Service Solution(TM), which is designed to further increase our clients' revenues and profits by managing dealer service operations, customer information and vehicle inventory. We are designing our products to be functionally equivalent to the devices used by automobile rental agencies in which automobile return and checkout is automated using scanning and other point of sale technology.

Description of Products

      The DealerAdvance Sales Solution(TM) provides certain advantages to automobile dealerships, including: convenient use associated with handheld mobile communications; access to competitive and proprietary industry information from a variety of sources, such as convenient access to vehicle identification numbers, drivers license numbers and reverse telephone number information which provides home and business addresses; employee access to sales contracts as well as access to sales and performance reports; and allows integration with existing automotive dealer accounting and business systems such as ADP and Reynolds and Reynolds.

      The DealerAdvance Sales Solution(TM) has been designed to be a comprehensive CRM system implemented through the use of a wireless handheld device connected to a server that distributes the functional applications to the units. Sales associates can also maintain on the handheld units a personal calendar and instructions on follow-up tasks. Sales associates, using the handheld units, collect customer contact information and other data relevant to the customer's automotive needs. The handheld, using the DealerAdvance Sales Solution technology aids automobile dealerships in making sales transactions quicker and more efficient.

      The DealerAdvance Sales Solution(TM) offers features that aid in automobile sales and service such as: enabling a high sales capture rate on walk-in customers; streamlining and simplifying sales and follow-up processes; providing current and comprehensive information and data for new and used car inventory, including information regarding competing products, and customer history with the dealership; providing performance data and analysis on each member of a sales team; and providing management with valuable and relevant transaction information on a real-time basis.

      The DealerAdvance Sales Solution(TM) is intended to provide information about a customer's preferences and automotive needs, name and address information; reverse phone look-up in order to contact prospective buyers, authorization to obtain a buyer's credit information, dealer vehicle information and competitive product comparisons, vehicle inventory status, integrated purchase forms completion and printing, information regarding used car appraisals; management reports; and E-mail and Internet access.

      We installed Version 1.0 of the DealerAdvance Sales Solution(TM) in six pilot dealerships during 2001 in New Jersey, California and Connecticut. The initial release contained the ability to capture and display information about a prospective customer, search the dealership inventory, display competitive product information, a financial calculator, and paging functionality from a wireless handheld. Drivers license scanning, from a desktop station, was introduced for the State of California. Stronghold introduced Version 2.0 of DealerAdvance Sales Solution(TM) at all of its sites by the end of September 2001. Version 2.0 offered an electronic desk log, email and internet access from the handheld, printing of correspondence (forms letters) , a reporting engine, the printing of sales forms, and the ability to import prospect records from 3rd party sources.

      We introduced Version 3.0 of our software and installed another 3 dealership sites in the quarter ended March 31, 2002, adding customers in New York. Version 3.0 introduced the CRM rules engine, which allowed the system to automatically schedule and manage customer follow up activities for salespeople based on rules established by the dealership management. Other features included DMS deal creation (allowing a user to pass information from DealerAdvance to the DMS), management reporting, and the expansion of drivers license scanning to include 39 states (through a partnership with Intellicheck).

      In the quarter ended June 30, 2002, Stronghold installed another 7 sites, adding customers in Arizona, Southern California and South Carolina and introduced Version 3.1 of its software to improve the communication protocol between the handheld and the DealerAdvance Server. In the quarter ended September 30, 2002, Stronghold implemented another 10 sites, adding customers in Virginia, Florida, South Carolina and Central California. In the fourth quarter ending December 31, 2002, Stronghold installed an additional 13 dealerships, adding customers in Texas, Indiana and Michigan. Overall, in 2002, Stronghold installed DealerAdvance Sales Solution(tm), in a total of 33 dealerships sites representing Toyota, Honda, Ford, Chevrolet, Nissan, Volkswagen, Buick, Pontiac, Cadillac, Chrysler, Dodge, Kia and Hyundai.

      In the first quarter of 2003 the Company installed in 11 dealerships and released Version 3.2. New features included reverse phone lookup (via partnership with Axicom), searches for duplicate customer records, wireless PDA trade appraisal, electronic buyers order, nightly download of sold customers from the DMS, and customer search. Additional functionality was added to the rules engine, forms printing, management functions were added to the PDA, 3rd party data imports, and customer tracking. In the quarter ended June 30, 2003, the Company installed another 11 systems in 9 dealerships in California, Nevada, Indiana, Washington, Ohio, and Michigan. We implemented our goal to expand our direct sales network and operational support personnel for coverage of 14 major cities from nine at the end of 2002. Additionally, in the second quarter we realigned our sales force into geographic markets and hired several experienced industry veterans as regional business development managers.

      Stronghold plans to utilize its direct sales force to market the DealerAdvance Sales Solution(tm) on a national basis. Stronghold has established a strong presence in most regions of the United States, and is continuing to add business development and operations offices pursuant to an organized growth plan. As of December 31, 2003, we had employees in Northern New Jersey, San Francisco, Washington, DC, Atlanta, Los Angeles, Phoenix, Miami, Seattle, Cleveland, and Dallas.

      Version 3.3, released in August 2003 introduced the concept of a work-plan, which assists the user in prioritizing follow up for prospective customers. The work-plan generates a simple daily "to-do" list for each salesperson, which can be viewed and updated on the handheld. Version 3.3 also introduced the concept of "prompted follow up" to guide the salesperson through best of breed follow up processes. The salesperson is prompted to indicate the action taken to complete an activity and to enter a next activity for the customer with the goal of scheduling a next activity for a prospective customer until they either purchase a vehicle or indicate they are no longer in the market.

      As of December 31, 2003, a total of 70 dealers were using the DealerAdvance Sales Solution(tm), of which approximately 40 had reached or exceeded the 60-day performance period generally associated with installation. In January 2004 we installed systems in 2 dealerships in Oregon.

      Version 3.4 released in January 2004 introduced integration with WhosCalling and Call Bright, the two leading providers of phone call management services. The dealer is assigned several toll free numbers to place in a specific advertising outlet (newspaper, tv, radio, etc). When the customer dials the toll free number, the call management service identifies the callers information (name, address, demographics) and records the call. The call information and a link to the call recording is passed by the call management service to DealerAdvance. Version 3.4 introduced the ability to receive Internet leads in DealerAdvance. An Internet Manager can view leads and follow up via email with prospective customers that view the dealer's web site or are passed by 3rd party lead providers. Through a subscription service, in Version 3.4, the dealer can maintain their compliance with the National Do Not Call Regulations managed by the FTC. DealerAdvance will automatically determine which customers are safe to call based on the "established business relationship" rules defined in the regulations. The system can produce the documentation required to demonstrate compliance.

      We generally grant a 60-day performance guarantee period for each new installation. If performance goals are met, the contracts become noncancellable for their terms, usually 36 months. As of December 30, 2003, a total of 69 dealers were using the DealerAdvance Sales Solution(TM), of which approximately 55 had reached or exceeded the 60-day performance period. In the year ended December 31, 2003, approximately 7 dealers cancelled after the 60-day performance guarantee period.

New Product Developments

      We have identified five major prospect and customer sources within an auto dealership that can be leveraged for revenue and profit: walk in showroom traffic, call-in prospects, internet based leads, the existing owner base of customers and service prospects. The vision for

DealerAdvance(TM) is to provide a single solution to attack all of these groups to increase profitability and improve customer service in the dealership. DealerAdvance(TM) provides information captured from prospects, and provides automobile dealerships with the ability to manage prospects and customers through a disciplined follow-up process.

      The development plan includes the addition of the following applications and functions:

      With Version 3.4 introduced in January 2004, we introduced a Call Management application that is expected to allow dealerships to automatically capture and track prospects that contact the dealership via phone. This new program allows salespeople to retrieve customer information while talking to the customer and to conduct a needs analysis for handling prospect phone calls. The Call Management application automatically generates management logs and reports designed to identify sales associates that need phone skills training. In addition, we have partnered with the two leading Call Management Systems providers, Call Bright and Who's Calling, who provide 800 number and web based system forwarding functions to DealerAdvance(TM). We have created a software to poll the web sites for incoming caller ID and provide prospect assignment, and comparative analysis relating to follow up activities. This application is expected to significantly increase the conversion of call-in prospects to customers.

      In Version 3.4 we expanded our offerings to include an initial application for Internet Lead Management. Most dealerships secure Internet leads through multiple sources including their own web site, manufacturers' forwarded leads, and subscription services including Autobytel and others. These lead sources are received through DealerAdvance(TM), which processes a quick response via email, and then passes qualified leads to sales associates for phone follow-up leading to appointment setting. We plan several enhancements to this application.

      In January 2004, we also introduced an application that lessens potential violations of the 2003 federal Do Not Call regulations. Our system automatically and regularly compares the prospect and customers within the system to the Do Not Call registry data base. The application also allows the dealership personnel to log prospect and customer requests not to be contacted. The system deletes from the database telephone numbers that match numbers in the Do Not Call database.

      In February 2004, we introduced Services Marketing. Services Marketing is offered in partnership with Market One, LLC. Through Market One, we offer services in database marketing, data warehousing, predictive modeling, marketing consulting, campaign fulfillment, direct mail, telemarketing and surveys, and Internet communications services. During 2004, we intend to combine the Services Marketing application from Market One with follow-up and reporting capabilities within DealerAdvance(TM), to provide activities reporting for increasing repeat sales to dealership customers.

      In the third quarter of 2004 we plan to introduce online consumer credit reporting to our customers through an ASP web hosted model integrated to inquiries from DealerAdvance(TM). The service accesses credit reports from Experian, Equifax and Transunion.

      DealerAdvance(TM) Service Solution, a handheld wireless tablet for Service Advisors in a dealership is under development. This system is designed to improve customer service and reduced vehicle check in time by allowing dealer representatives to scan a vehicle identification number from the windshield or door. DealerAdvance(TM) Service Solution also is designed to provide instant client and vehicle history including warrantee and service advice, all to the service technicians' wireless tablet. We expect this product will add premium-pricing to increase repair order revenue and to add service marketing through the DealerAdvance CRM application.

Our Revenues

      Our revenues are primarily received from system installation, software licenses and system maintenance. The approximate average selling package price of the system and installation also is $70,000. Additional revenues are derived from 36 month system maintenance agreements that have a monthly fee of $850 per month and a total contract value of $30,600. The revenues derived from these categories are summarized below:

      o Software License Revenues: This represents the software license portion of the Dealer Advance Service Solution purchased by customers of the Company. The software and intellectual property of Dealer Advance has been developed and is owned by the Company. The average upfront license cost to the customer is approximately $35,000.

      o System Installation Revenues: This represents the installation and hardware portion of the Dealer Advance Service Solution. All project management during the installation is performed by us. The installation and hardware portions include cable wiring subcontracting services and off the shelf hardware and handheld computers ("PDA"s). The average upfront installation cost to the customer is approximately $35,000.

      o Monthly Recurring Maintenance Revenue: This represents the maintenance and support contract for the Dealer Advance Service Solution that the customer executes with the system installation. The typical maintenance contract is for 36 months and is $850.00 per month. The average total 36 month maintenance portion of the contact is $30,600. In the three year operating history of the Company, approximately 50% of all the Company's customers have prepaid the maintenance fees through a third party leasing finance company. These prepaid maintenance fees have provided additional cash flow to us and have generated a deferred revenue liability on or balance sheet.

The average gross profit and cost of sales for the revenues associated with software licenses and systems installation are summarized in the following table:

Average Gross Profit per Installation

Software License Revenue                           $35,000
System Installation Revenue                        $35,000
---------------------------                        -------
Gross Revenue per Installation:                    $70,000

Gross Profit                                       GP $        GP %
                                                   ----        ----
Software License Revenue                           $31,500     90%
System Installation Revenue                        $12,600     36%
---------------------------
Gross Revenue per Installation:                    $44,100     63%

Cost of Sales
Software License Revenue                            $3,500     10%
System Installation Revenue                        $22,400     64%
---------------------------
Gross Revenue per Installation:                    $25,900     37%

      Cost of sales for software licensing with the installation are minimal and are estimated at 10% of revenue for reproduction, minor customer specific configurations and the setup cost of interface with the customers' DMS. Cost of sales for the system installation includes direct labor and travel, subcontractors and third party hardware. The average gross profit and cost of sales for the revenues from recurring maintenance of software is approximately $850.00 per system which includes Auto Research (approximately $27.5), Driver License data (approximately $12.50), Legacy System Interface (approximately $161.00), CDI integration (approximately $ 54.00), with total cost of sales of $255.00, gross profit of $595.00 or 70%.

General and Administrative Operating Expenses:

      The general operating expenses of the Company are primarily comprised of:

      o     Marketing and Selling;

      o     General and Administrative;

      o     Development & Operations;

      Our marketing and selling expenses include all labor, sales commissions and non-labor expenses of selling and marketing of our products and services. These include the salaries of two Vice Presidents of Sales and the Business Development Manager ("BDM") staff. The sales commission plan compensates the sales force at the rate of 6% and is broken down in the following table:

        BDM per contract                             3.5%
        Regional VP                                  1.5%
        Management Override                          1.0%
                                                    -----
                                                    6.00%

      Our general and administrative expenses include expenses for all facilities, insurance, benefits, telecommunications, legal and auditing expenses are included as well as the executive management group wage expense.

      Our development & operations expenses include the expenses for the Client Consultant group which advises and supports the installations of our Dealer Advance(TM) clients.

Research and Development

      Since our inception in September 2000, we have spent approximately $3,612,685 on research and development activities. While we have been successful in meeting planned goals in the development and introduction of DealerAdvance Sales Solution(TM), there can be no assurance that our research and development efforts will be successful with respect to additional products, or if successful, that we will be able to successfully commercially exploit such additional products.

Competition Related to Handheld Technology Business

      We do not believe that we have direct competition for our handheld product. However, we expect competitors in the wireless handheld solutions market in the future. We compete with the traditional CRM providers and the emerging new CRM providers in the retail automotive dealer software market.

      Some of our potential competitors include:

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

Marketing and Sales

      We have identified a target market of approximately 12,000 automobile dealerships in the United States that meet the base criteria for our system. More specifically, we target a primary market of 6,500 dealerships that sell a minimum of 75 new and used cars each month and do not currently have CRM systems.

      We have an in-house sales force that distributes its DealerAdvance Sales Solution(TM) and we continue to grow our Sales and Marketing team, adding geographically defined territories.

Employees

      As of December 31, 2003, we had a total of 41 full-time employees, of which 26 are dedicated to marketing and sales and regional customer support. As of December 31, 2003, we had 41 employees: 1 in Arizona, 9 in California, 2 in Florida, 1 in Georgia, 2 in North Carolina, 6 in New Jersey, 1 in Ohio, 2 in Texas, 15 in Virginia and 2 in Washington.

      We have no collective bargaining arrangements with our employees. We believe that our relationship with our employees is good.

Our Intellectual Property

      We have a trademark for "DealerAdvance(TM)" and have patent applications pending to protect a number of information management software programs. We also plan to file to protect certain proprietary processes pertaining to systems components, related equipment and software modules.

Summary of Discontinued Truffle Business Operations

      From our inception on September 8, 2000, through July 19, 2002, we imported, marketed and distributed specialized truffle-based food products, including fresh truffles, truffle oils, truffle pates, truffle creams and truffle butter, through our former wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc. Our target market included retailers such as restaurants, specialty food stores, delicatessens and supermarkets. We imported products directly from Italian producers and marketed our products in the specialty food industry primarily in Florida, South Carolina, North Carolina and California, and also earned commissions on sales made in Belgium, Holland and Germany. On July 19, 2002, we exchanged all of the shares that we held in our wholly-owned subsidiaries for 75,000 shares of our Common Stock held by Mr. Pietro Bortolatti, our former president. As a result of our transfer of our interest in the truffle business to Mr. Bortolatti him, we are no longer involved in the truffle business. The sale of these subsidiaries was part of our effort to focus on the handheld technology business.

Safe Harbor Statement

      The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 ("the Securities Act"), as amended and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued development of our products, the approval of our Patent Applications, the successful implementation of our sales and marketing strategies, the anticipated longer term growth of our business, and the timing of the projects and trends in future operating performance are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the uncertainty of market acceptance and the timing and completion of pilot project analysis, and other factors, including general economic conditions, not within our control. The factors discussed herein and expressed from time to time in our filings with the SEC could cause actual results to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

                          Risks Concerning Our Business

We Have A History Of Incurring Net Losses; We Expect Our Net Losses To Continue As A Result Of Planned Increases In Operating Expenses; And, Therefore, We May Never Achieve Profitability Which May Cause Us To Seek Additional Financing Or To Cease Operations.

      We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. We had a net loss of $4,258,007 and $4,528,803 for the fiscal years ended December 31, 2003 and December 31, 2002, respectively. We have an accumulated net operating loss of approximately $7,531,007 for the period from May 17, 2002 through December 31, 2003 to offset future taxable income. Losses prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. We expect to continue to incur net losses and negative cash flows for the foreseeable future. We will need to generate significant additional revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section, as well as numerous other factors outside of our control, including:

      o     Competing products that are more effective or less costly than ours;

      o Our ability to develop and commercialize our own products and technologies; and

      o Our ability to increase sales of our existing products and any new products.

It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability in the future. If we do not achieve sustained profitability, we may be unable to continue our operations.

There Is A Possibility That We Will Be Unable To Obtain Sufficient Funds, Will Incur A Cash Flow Deficit, Therefore Our Business Could Suffer A Loss Of Clients And Employees As Well As A Decrease In Continued Research And Development Efforts.

      We believe that our current funds and accounts receivable will only be sufficient for our immediate future, raising substantial doubt about our ability to continue as a going concern. During 2004, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

      We require additional capital by the second quarter of 2004 and expect to seek subsequent financing over the next several years in order to operate according to our business plan. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may restrict our right to declare dividends, the manner in which we conduct our business, future capital expenditures, acquisitions or asset sales.

      We may not be able to locate additional funding sources on acceptable terms or at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, grow our business or respond to competitive pressures or unanticipated cash requirements, each of which could seriously harm our business.

      Since our inception, we have financed all of our operations through sales of private equity, debt financings and commercial bank loans. Our future capital requirements depend on numerous factors, including:

      o     The scope of our research and development;

      o     Our ability to successfully commercialize our technology; and

      o     Competing technological and market developments.

We Are Currently In Default Under Our Bank Loan Agreement; Therefore If We Are Unable To Reach A Forbearance Agreement With The Lender They Could Accelerate The Maturity Date Of The Loan Or Attempt To Seize The Assets Of The Company Pledged As Security For The Loan.

      On November 1, 2001, our Predecessor Entity entered into a line of credit with UnitedTrust Bank (now PNC Bank) pursuant to which the Predecessor Entity borrowed $1.5 million. On September 30, 2002, we converted the outstanding line of credit with UnitedTrust

Bank into a $1,500,000 promissory note. As of December 31, 2003, $1,231,667 was outstanding under the promissory note.

      On January 9, 2004, the Company was served with a Notice of an Event of Default by United Trust Bank under its Loan Agreement stating that pursuant to section 6.01(d) of the Loan Agreement, an Event of Default exists due to the Company's failure to pay Payroll Tax Obligations aggregating in the amount of $1,089,897 as of December 31, 2003 (including estimated penalties and interest). On April 1, 2004, the Company received a second Notice of Event of Default stating that the Bank had accelerated the maturity of the Loan and declared all principal, interest, and other outstanding amounts due and payable. The Company continues to make timely scheduled payments pursuant to the terms of the loan and is in forbearance negotiations with the Bank with respect to the default. However, if the Company is unable to reach a forbearance agreement with the Bank, we may be required to pay off the amounts outstanding under the loan, and if we are unable to pay off the amounts outstanding, the Bank could seize the assets of the Company pledged as security for the Loan. If either of these actions occur, we may be unable to continue our operations.

We Have A Limited Operating History, Therefore It Is Difficult To Evaluate Our Financial Performance And Prospects.

      We were formed in September 2000 to import and market truffle oil products. As of May 16, 2002, our business purpose focus shifted to the development and marketing of handheld wireless technology for the automotive dealer software market. We entered the handheld wireless technology business through the acquisition of an entity with a 23-month operating history. We are, therefore, subject to all of the risks inherent in a new business enterprise. Our limited operating history makes it difficult to evaluate our financial performance and prospects. We cannot assure you that in the future we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

We May Fail To Gain Market Acceptance Of Our Products, Therefore Our Business And Results Of Operations Could Be Harmed.

      We are still in the early marketing stages of our DealerAdvance(TM) suite of products. Our first pilot system for DealerAdvance Sales Solution(TM) was installed in April 2001 and our sixth and final pilot system was installed in September 2001. We implemented a total of 33 additional sites in 2002. As of December 31, 2003, a total of 69 Dealerships were using the DealerAdvance Sales Solution(TM) in 13 states. We expect to introduce our DealerAdvance Service Solution(TM) over the next two years. This solution is still in the development stages and is not yet ready for testing. While we have received positive feedback of DealerAdvance Sales Solution(TM) by the test sites, sixty-nine systems is a small number and results in such sites may not be indicative of the overall market acceptance and success of DealerAdvance Sales Solutions(TM) or our entire DealerAdvance(TM) suite of products. We may experience design, marketing, and other difficulties that could delay or prevent our development, introduction, or marketing of these and other new products and enhancements. In addition, the costs of developing and marketing our products may far outweigh the revenue stream generated by such products. Finally, our prospects for success will depend on our ability to successfully sell our products to key automobile dealerships that may be inhibited from doing business with us because of their commitment to their own technologies and products, or because of our relatively small size and lack of sales and production history.

      The nature of our handheld product and technology requires us to market almost exclusively to automobile dealerships. Should any particular dealership or group of dealerships decide not to utilize our services to the extent anticipated, our business may be adversely affected. Large and costly consumer products such as automobiles are sensitive to broad economic trends. Therefore, our business could suffer if automobile dealerships are affected by poor economic conditions. If dealer sales are trending downward, capital expenditures, like those associated with our DealerAdvance (TM) suite of products, may be delayed or abandoned.

We Depend On Attracting And Retaining Key Personnel To Maintain Our Competitive Advantage, Therefore The Loss Of Their Services May Significantly Delay Or Prevent The Achievement Of Our Strategic Objectives.

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

      Our subsidiary, Stronghold, has an employment agreement in place with its President and Chief Executive Officer, Christopher J. Carey, which provides for vesting of options exercisable for shares of our Common Stock based on continued employment and on the achievement of performance objectives defined by the board of directors. Stronghold does not have similar retention provisions in its employment agreements with other key personnel. If we are unable to hire and retain personnel in key positions, our business could be significantly and adversely affected unless qualified replacements can be found.

      Our success is dependent on the vision, technological knowledge, business relationships and abilities of our president, Mr. Carey. Any reduction of Mr. Carey's role in our business would have a material adverse effect on us. Mr. Carey's employment contract expires on December 31, 2004. He has not, however, expressed any intention or desire to leave the Company.

                    Risks Concerning Our Handheld Technology

We Obtain Products And Services From Third Parties, Therefore An Interruption In The Supply Of These Products And Services Could Cause A Decline In Sales Of Our Products And Services.

      We are dependant upon certain providers of software, including Microsoft Corporation and their Pocket PC software, to provide the operating system for our applications. If there are significant changes to this software, or if this software stops being available or supported, we will experience a disruption to our product and development efforts.

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

Competition In The Wireless Technology Industry Is Intense And Technology Is Changing Rapidly, Therefore We May Be Unable To Compete Successfully Against Our Current And Future Competitors In The Future.

      Many wireless technology and software companies are engaged in research and development activities relating to our range of products. The market for handheld wireless technology is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced profit margins and the inability to achieve market acceptance for our products. Our competitors in the field are major international car dealership service companies, specialized technology companies, and, potentially, our joint venture and strategic alliance partners. Many of our competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, sales, service, manufacturing and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technology may be rendered obsolete or uneconomical by technological advances developed by one or more of our competitors.

We May Not Have Adequately Protected Our Intellectual Property Rights, Therefore We May Not Be Successful In Protecting Our Intellectual Property Rights.

      Our success depends on our ability to sell products and services for which we do not currently have intellectual property rights. We currently do not have patents on any of our intellectual property. We have filed for a patent which protects a number of developments pertaining to the management of information flow for automotive dealer-based software. We plan to file an additional patent application which will address certain proprietary features pertaining to our systems components, related equipment and software modules. We cannot assure you we will be successful in protecting our intellectual property right through patent law.

      We rely primarily on trade secret laws, patent law, copyright law, unfair competition law and confidentiality agreements to protect our intellectual property. To the extent that these avenues do not adequately protect our technology, other companies could develop and market similar products or services, which could adversely affect our business.

We May Be Sued By Third Parties For Infringement Of Their Proprietary Rights, Therefore We May Incur Defense Costs And Possibly Royalty Obligations Or Lose The Right To Use Technology Important To Our Business.

      The wireless technology and software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of participants in our market increases, the possibility of an intellectual property claim against us could increase. Any intellectual property claims, whether with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from the administration of our business. A third party asserting infringement claims against the Company or our customers with respect to our current or future products may adversely affect us.

                     Risks Concerning Our Capital Structure

Our Management And Other Affiliates Have Significant Control Of Our Common Stock And, Therefore, Could Control Our Actions In A Manner That Conflicts With Our Interests And The Interests Of Other Stockholders.

      As of December 31, 2003, our executive officers and directors held approximately 42% of the voting power of the Company on a fully diluted basis. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of unaffiliated shareholders. Such a concentration of ownership could have the effect of delaying or preventing a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

We Are Controlled By Our President, Which, Therefore, May Result In Shareholders Having No Control Over Our Direction Or Affairs.

      As of December 31, 2003, our President and Chief Executive Officer held approximately 33% of the voting power of the Company on a fully diluted basis. As a result, he has the ability to control us and direct our affairs and business, including the approval of significant corporate transactions. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control and may make some transactions more difficult or impossible without his support. Any of these events could decrease the market price of our Common Stock.

We Have Shares Eligible for Future Issuance, Therefore Our Stockholders May Suffer Dilution As A Result.

      As of December 31, 2003, we had 13,291,218 shares of our Common Stock issued and outstanding. In addition, we have 1,909,309 shares of Common Stock reserved for issuance upon the exercise of all outstanding options, and 4,763,444 shares of Common Stock reserved for issuance upon the exercise of certain outstanding warrants and upon the conversion of certain shares of our Series A and Series B Preferred Stock.

We Do Not Intend to Pay Cash Dividends On Our Shares of Common Stock, Therefore Our Stockholders Will Not Be Able to Receive a Return on Their Shares Unless They Sell Them.

      We have never declared or paid dividends on our Common Stock and we do not intend to pay any Common Stock dividends in the foreseeable future. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Our Common Stock Is A Penny Stock And Therefore May Be Difficult To Sell.

      Our stock is a penny stock. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock is currently less than $5.00 per share. The SEC "penny stock" rules govern the trading of our Common Stock. These rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with the following:

      o     A risk disclosure document;

      o     Disclosure of market quotations, if any;

      o Disclosure of the compensation of the broker and its salespersons in the transaction; and

      o Monthly account statements showing the market values of our securities held in the customer's accounts.

      The broker must provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained on the customer's confirmation. Generally, brokers may be less willing to effect transactions in penny stocks due to these additional delivery requirements. This may make it more difficult for investors to sell our Common Stock. Because the broker, not us, prepares this information, we cannot assure that such information is accurate, complete or current.

Item 2.  PROPERTIES

      We do not currently own any real property. We lease a 6,000 square foot development facility in Sterling, Virginia, which is staffed with 11 development and field support personnel. We also operate and lease business development and operations offices in Basking Ridge, New Jersey, and Lafayette, California. We carry insurance for each of these properties.

      We are obligated under these leases through August 2007. In addition to the base rent, one lease requires us to pay a proportionate share of operating costs and other expenses.

      Future aggregate minimum annual rent payments under these leases are approximately as follows:

        Year ended December 31,

                  2004                              $186,000
                  2005                              $192,000
                  2006                              $100,000
                  2007                               $95,000
                  2008                               $34,000

                 TOTAL                              $607,000

      Rent expenses were approximately $165,000 for the year ended December 31, 2003.

Item 3.  LEGAL PROCEEDINGS

      In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol "SGHT". The following table sets forth the high and low bid prices of our Common Stock, as reported by the OTCBB for each quarter since January 1, 2002. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

      2002                                                  High          Low
      ----                                                  ----          ---
      January 1, 2002 - March 31, 2002                     $0.14         $0.14

      April 1, 2002 - June 30, 2002                        $1.15         $0.14

      July 1, 2002 - September 30, 2002                    $1.60         $0.25

      October 1, 2002 - December 31, 2002                  $2.25         $1.25

      2003                                                  High          Low
      ----                                                  ----          ---
      January 1, 2003 - March 31, 2003                     $1.70         $0.25

      April 1, 2003 - June 30, 2003                        $1.01         $0.59

      July 1, 2003 - September 30, 2003                    $0.98         $0.47

      October 1, 2003 - December 31, 2003                  $0.70         $0.30

      As of March 26, 2004, there were approximately 76 holders of record of our Common Stock.

      We have appointed Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004, as transfer agent for our shares of Common Stock.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

      This section provides a narrative on the Company's operating performance, financial condition and liquidity and should be read in conjunction with the accompanying financial statements. Certain statements under the caption "Management's Discussion and Analysis and Results of Operation" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Risk Factors-Cautionary Note Regarding Forward Looking

Statements". For a more complete understanding of our operations see "Risk Factors" and "Description of Business".

EXECUTIVE OVERVIEW

      We are a Customer Relationship Management ("CRM") solutions provider for the retail automotive software industry. The Company's DealerAdvance(TM) Sales Solution is designed to streamline dealership sales operations using software that integrates existing systems.

      Our strategic focus since our entry into the automotive retail market on May 2002 has been:

      o Applying wireless technology, leveraging the Internet, providing software and process improvement methods to improve buying and servicing satisfaction at retail automobile dealerships.

      o     Establishment and growth of customer base.

      o     Geographic diversification to penetrate large national markets.

      o     Development of user friendly applications.

      o Development of a complete solution that replaces multiple applications that typically are not designed to work together as seamlessly as DealerAdvance(TM).

      The Company's current initiatives include the following:

      o     Growing our customer base.

      o Leveraging the installed base to generate new and recurring revenues through the introduction of new services.

      o Developing products through internal research and development, strategic partnerships and acquisitions that target a series of applications surrounding the dealership accounting systems (DMS - Dealer Management System). The goal of these efforts is to become a leading, single source solution provider to automobile dealerships.

      o Our new products include: in-coming call management; advertising effectiveness reporting; Internet lead management; services marketing; online credit reporting; and compliance with Do Not Call regulations.

      o     Making strategic acquisitions.

FINANCIAL CONDITION

Liquidity and Capital Resources

      As of December 31, 2003, our cash balance was $8,161. We had a net loss of $4,258,007 for the fiscal year ended December 31, 2003. We had a net operating loss of $4,528,803 for the fiscal year ended December 31, 2002, and a net operating loss of approximately $7,531,000 for the period from May 17, 2002 through December 31, 2003 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of December 31, 2003 was $805,234 (less allowances for doubtful accounts of $218,446), and $1,192,541 (less allowances for doubtful accounts of $200,000) for the fiscal year ended December 31, 2002. Accounts receivable balances represent amounts owed to us for new installations and maintenance, service, training services, software customization and additional systems components.

Financing Needs

      To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception, we expect to incur additional operating losses in the future and we may require additional financing to continue the development and commercialization of our technology. The Company has incurred a net loss of approximately $4,258,000 and has negative cash flows from operations of approximately $1,551,000 for the year ended December 31, 2003, and has a working capital deficit of approximately $4,333,000 and a stockholders' deficit of approximately $4,346,000 as of December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2004, management of the Company will rely on raising additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we could be unable to continue our operations.

      We expect our capital requirements to increase significantly over the next several years as we continue to develop and market the DealerAdvance(TM) suite and as we increase marketing and administration infrastructure and develop capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives, the cost of hiring and training additional sales and marketing personnel and the cost and timing of the expansion of our marketing efforts.

Financings

      On July 31, 2000, the Predecessor Entity entered into a line of credit with Mr. Chris Carey, our President and Chief Executive Officer and the President and Chief Executive Officer of Stronghold. The terms of the line of credit made available $1,989,500, which the Predecessor Entity could borrow from time to time, until August 1, 2001. The outstanding amounts accrued interest at the per annum rate equal to the floating base rate, as defined therein, computed daily, for the actual number of days elapsed as if each full calendar year consisted of 360 days. The first interest payment under the line of credit was due on August 1, 2001. On such date, the parties agreed to extend the line of credit for one more year, until August 1, 2002.

      On November 1, 2001, the Predecessor Entity entered into a line of credit with UnitedTrust Bank (now PNC Bank) pursuant to which the Predecessor Entity borrowed $1.5 million. This line of credit was due to expire by its terms, and all outstanding amounts were due to be paid, on June 30, 2002. On June 30, 2002, the line of credit came due and the bank granted a three-month extension. On September 30, 2002, we converted the outstanding line of credit with UnitedTrust Bank into a $1,500,000 promissory note. Such promissory note is to be paid in 36 monthly installments, which commenced in February 2003 and is due to terminate on January 1, 2006. Interest accrues on the note at the prime rate, adjusted annually, which is the highest New York City prime rate published in The Wall Street Journal. The initial prime rate that applied to the promissory note was 4.750%.

      On August 7, 2003, we entered into a modification of the loan agreement with UnitedTrust Bank, of which the principal balance was $1,291,666 at the time of closing of the modification. Pursuant to the modification agreement, UnitedTrust Bank agreed to subordinate its lien against our assets to a new lender and reduce the monthly payments from $41,666 per month principal plus accrued interest as follows: (a) from the date of closing through December 15, 2003, $10,000 per month plus accrued interest (b) from January 15, 2004 through December 15, 2004, $15,000 per month plus accrued interest, (c) from January 15, 2005 through December 15, 2005, $20,000 per month plus interest and (d) on the maturity date of January 1, 2006, a balloon payment equal to all the outstanding principal and accrued interest. We are current with our payment of $15,000 per month.

      On January 9, 2004, the Company was served with a notice of an event of default by United Trust Bank, now PNC Bank, a successor by merger effective January 2004 with United Trust Bank, ("the Bank"), under its Loan Agreement. Pursuant to section 6.01(d) of the Loan Agreement, an Event of Default exists due to the Company's failure to pay Payroll Tax Obligations aggregating in the amount of $1,089,897 as of December 31, 2003 (including estimated penalties and interest). The Company continues to make timely scheduled payments pursuant to the terms of the loan and is in forbearance negotiations with the Bank with respect to the default. On April 1, 2004, the Company received a second Notice of Event of Default stating that the Bank had accelerated the maturity of the Loan and declared all principal, interest, and other outstanding amounts due and payable. The Company continues to make timely scheduled payments pursuant to the terms of the loan and is in forbearance negotiations with the Bank with respect to the default. However, if the Company is unable to reach a forbearance agreement with the Bank, we may be required to pay off the amounts outstanding under the loan, and if we are unable to pay off the amounts outstanding, the Bank could seize the assets of the Company pledged as security for the Loan. If either of these actions occur, we may be unable to continue our operations.

      Because we are in technical default under the terms of the loan, the Bank has instituted the default rate of interest which is 5% above the "highest New York City prime rate" stated above. We are in negotiations with the United States Internal Revenue Service to develop a schedule to pay the withholding taxes.

      On April 22, 2002, the Predecessor Entity issued 500,000 shares of its Common Stock to Mr. Carey (which converted into 1,093,750 shares of our Common Stock when we acquired the Predecessor Entity on May 16, 2002) in exchange for cancellation of $1 million of outstanding indebtedness under the July 31, 2000 line of credit from Mr. Carey.

      On May 16, 2002, the total amount outstanding under the July 31, 2000 line of credit with Mr. Carey was $2.2 million. On such date, we issued 666,667 shares of our Common Stock to Mr. Carey in exchange for the cancellation of $1 million of the then outstanding amount under the line of credit. We agreed to pay Mr. Carey the remaining $1.2 million according to the terms of a non-negotiable promissory note, which was issued on May 16, 2002.

      On May 15, 2002, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, in which we issued to Stanford (i) such number of shares of our Series A $1.50 Convertible Preferred Stock, referred to herein as Series A Preferred Stock, that would in the aggregate equal 20% of the total issued and outstanding shares of our Common Stock, and (ii) such number of warrants for shares of our Common Stock that would equal the number of shares of Series A Preferred Stock issued to Stanford. The total aggregate purchase price for the Series A Preferred Stock and warrants paid by Stanford was $3,000,000. The issuance of the Series A Preferred Stock and warrants took place on each of four separate closing dates from May 16, 2002 through and July 19, 2002, at which we issued an aggregate of 2,002,750 shares of our Series A Preferred Stock and warrants for 2,002,750 shares of our Common Stock to Stanford.

      On April 24, 2003, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc. for the issuance of 2,444,444 shares of our Series B $0.90 Convertible Preferred Stock. The issuance of the Series B Preferred Stock took place on six separate closing dates beginning on May 5, 2003 through September 15, 2003. In connection with the Securities Purchase Agreement, we agreed to modify the previously issued five-year warrants to purchase 2,002,750 shares of our Common Stock: (i) to reduce the exercise price to $.25 per share; and (ii) to extend the expiration date through August 1, 2008. In addition, our President and Chief Executive Officer, Christopher J. Carey, agreed to convert outstanding loans of $543,000 to 603,333 shares of our common stock at a price of $.90 per share.

      During August and September 2002, we entered into 9 subscription agreements with accredited private investors, as defined in Rule 501 of the Securities Act, pursuant to which we issued an aggregate of 179,333 shares of our Common Stock at $1.50 per share. These private investments generated total proceeds to us of $269,000.

      On September 30, 2002, we renegotiated the $1,200,000 promissory note with Mr. Carey pursuant to a requirement contained in the promissory note with UnitedTrust Bank. According to the new terms of the loan, Mr. Carey extended the repayment of the principal amount until December 1, 2005. Until such time as the principal is paid, we will pay an interest only fee of 12% per year. Mr. Carey's promissory note is expressly subordinated in right of payment to the prior payment in full of all of the Company's senior indebtedness. Subject to the payment in full of all senior indebtedness, Mr. Carey is subrogated to the rights of the holders of such senior indebtedness to receive principal payments or distribution of assets. As of December 31, 2002, $970,749 was outstanding under the promissory note issued to Mr. Carey.

      On September 30, 2002, we entered into a loan agreement with CC Trust Fund to borrow an amount up to $355,128. This bridge loan was for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the CC Trust Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2003, the CC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the CC Trust Fund agreed to extend the term of their loan to March 31, 2004. On March 30, 2004, the CC Trust Fund agreed to extend the term of their loan to March 31, 2005. As of December 31, 2003, $355,128 was outstanding under the CC Trust Fund loan agreement. Christopher Carey Jr., Mr. Carey's son, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

      On September 30, 2002, we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. This bridge loan is for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2002, the AC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the AC Trust Fund agreed to extend the term of their loan to March 31, 2004. On March 30, 2004, the AC Trust Fund agreed to extend the term of their loan to March 31, 2005. As of December 31, 2003, $375,404 was outstanding under the AC Trust Fund loan agreement. Amie Carey, Mr. Carey's daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

      In October 2002, in connection with a loan to the Company in the amount of $165,000, we issued a promissory note to Christopher J. Carey for $165,000. Such promissory note was due on or before December 31, 2003. On December 30, 2003, Mr. Carey agreed to extend the term of his loan to March 31, 2004. On March 30, 2004, Mr. Carey agreed to extend the term of his loan to March 31, 2005. As of December 31, 2003, the amount outstanding on this promissory note was $10,000. Until such time as the principal is paid, interest on the note will accrue at the rate of 12.5% per year.

      On March 18, 2003, we entered into a bridge loan agreement with Christopher J. Carey, for a total of $400,000. The agreement stipulates that the Company will pay an 8% interest rate on a quarterly basis until the loan becomes due and payable on June 30, 2004. We also issued to Mr. Carey 391,754 warrants exercisable for Common Stock for 10 years at a price of $0.97 per share. On December 30, 2003, Christopher J. Carey agreed to extend the term of the promissory note to June 30, 2004. As of December 31, 2003, $380,000 was outstanding under this bridge loan agreement.

      In October 2003, the Company commenced offerings to accredited investors in private placements of up to $3,000,000 of the Company's Common Stock. In the period of October 2003 through January 9, 2004 the Company raised $225,000 under the terms of these private placements. The shares offered in the private placement are priced at the 5 trading day trailing average closing price of the Common Stock on the OTCBB, less 20%. For each share purchased in the private placements, purchasers received a warrant to purchase one half (0.5) share of common stock at 130% of the purchase price. A minimum of $25,000 is required per investor. The number shares issued under this placement total 509,559, at an average price of $0.44/share.

      On March 3, 2004 and March 15, 2004 we received loans in the amount of $437,500 each from Stanford. The final terms of the investment are to be determined but the Company expects to pay Stanford an 8% annual dividend on the funds invested and to redeem the securities not later than three years from the date of funding.

      To enable us to fund our research and development and commercialization efforts, during the next several months, we may enter into additional private placement transactions with individual investors.

RESULTS OF OPERATIONS

      Operations through May 16, 2002, were comprised solely of our truffle business, which was conducted through our wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc. Operations from May 16, 2002 through June 30, 2002 were comprised of our truffle business (which was divested on July 19, 2002, as described above) and our handheld wireless technology business. Our results of operations as described below reflect the treatment of the truffle business as discontinued operations and, therefore, figures from those periods reflect operations of our handheld wireless technology business only, other than with respect to other expenses. We believe that a comparison of our truffle business to our handheld wireless technology business is not a relevant analysis. Therefore, results of operations for the fiscal years ended 2001 and 2002 reflect operations of our handheld wireless technology business only.

      We entered the handheld wireless technology business through the acquisition of the Predecessor Entity, which had only twenty-two months of operating history. We are subject to all of the risks inherent in a new business enterprise. Our limited operating history makes it difficult to evaluate our financial performance and prospects. We cannot make assurances at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

      Financial Reporting Release No. 60, recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to the consolidated financial statements include a summary of significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC requires all companies to include a discussion which addresses, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following is a brief discussion of the more significant accounting policies and methods used by us.

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

      On an on-going basis, we evaluate our estimates. The most significant estimates relate to our recognition of revenue and the capitalization of our software development.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition Policy

      Revenue related to the sale of our products is comprised of one-time charges to our dealership customers for hardware (including server, wireless infrastructure, desktop PCs, printers, interior/exterior access points/antennas and handheld devices), software licensing fees and installation/training services. We charge each of our DealerAdvance Sales Solution(TM) dealers for all costs associated with installation. The average installation for DealerAdvance Sales Solution(TM) from inception through December 31, 2003 was $70,000. The most significant variable in pricing is the number of handheld devices purchased. We have not measured our pricing for DealerAdvance Service Solution(TM), but expect that it will be approximately $50,000 per system.

      Once our DealerAdvance Sales Solution(TM) is installed, we provide hardware and software maintenance services for a yearly fee equal to approximately 10% of the one-time implementation fees. All dealerships are required to purchase maintenance with installations and pay maintenance fees on a monthly basis. We provide our customers with services, including software and report customization, business and operations consulting, and sales training services on an as needed basis and typically are charged on a time and expenses basis.

      We offer all of our new customers a sixty-day performance trial period, during which time we set performance targets, installs the system and agrees to remove the system at no charge if the performance targets are not met. If performance is met, a large portion of the dealerships enter into a third party lease generally with lessors introduced by us. We have entered into a number of relationships with leasing companies in which the leasing company finances the implementation fees for the dealership in a direct contractual relationship with the dealership. The lease is based solely on the creditworthiness of the dealership without recourse to us. The leasing company receives an invoice from us, and remits funds upon acceptance by the dealership. We receive all funds as invoiced, with interest costs passed to the dealership. These leases typically run 36 months in duration, during which time we contract for service and maintenance services. We charge separately for future software customization after the initial installation, for additional training, and for additions to the base system (e.g., more handheld devices for additional sales people). Depending upon the dealership arrangement, the support and maintenance contracts are either billed monthly and recorded as revenue monthly, or are recorded up front to unearned maintenance fees at the present value of the 36-month revenue stream and amortized monthly to revenue over the life of the agreement.

Revenue Restatement

      On December 26, 2002, we reclassified our consolidated financial statements for the first three quarters of 2002. This step was taken on the advice of Rothstein, Kass & Company, P.C., our accounting firm, to reflect accounting changes in accordance with revenue recognition guidelines released by the SEC.

      Accordingly, our revenue was reclassified such that it may be recognized in future quarters. For the nine months ended September 30, 2002, revenue was reclassified from $2,952,076 to $1,898,884 with the difference treated as deferred revenue.

      Historically, we recorded revenue as a three-stage process: at the time the equipment and software were delivered, installed and the personnel trained. We will now recognize each sale with an additional stage as outlined in the analysis provided by our accounting firm, which includes a fourth stage defined as, "the system is handed over to the customer to run on their own." This four-stage delivery process results in current sales revenues being carried into future quarters. We estimate that this change delays our recognition of revenue by approximately 20-50 days.

Software Development Capitalization Policy

      Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. For the fiscal year ended December 31, 2003, we capitalized $666,853 of development costs in developing enhanced functionality of our DealerAdvance(TM) products.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 and YEAR ENDED DECEMBER 31, 2002

      For the fiscal year ended December 31, 2003, we had total revenue of $2,996,344. Revenue for the year ended December 31, 2002 was $2,802,483, representing an increase of 7%. Sustained revenue levels are due to increased installation of our DealerAdvance(TM) products in 63 new dealerships from January 1, 2002 through December 31, 2003, compared with 6 dealerships implemented in the twelve-month period ended in 2001.

      Revenue is comprised of one-time charges to the dealerships for hardware (including server, wireless infrastructure, desktop PCs, printers, interior/exterior access points/antennas and handheld devices), software licensing fees and installation/training services. Average installation cost is $70,000. The most significant variable in pricing is the number of handheld devices. Other sources of revenue include monthly support and maintenance contracts (required with purchase of DealerAdvance(TM)) and fee-based business development consulting and sales training services. Depending upon the dealership arrangement, the support and maintenance contracts are either billed monthly and recorded as revenue monthly, or are paid up front and recorded to unearned maintenance fees at the present value of the 36-month revenue stream and amortized monthly to revenue.

      Total operating expenses for the fiscal years ended December 31, 2003 and December 31, 2002 were comprised primarily of general and administrative expenses (which includes research and development expenses, consulting and professional costs, recruiting fees, office rent and investor relations expenses), professional salaries, benefits, stock compensation and bad debt write-off expense. Operating expenses for the year ended December 31, 2003 and December 31, 2002 were $5,512,042 and $5,490,419. The increase in operating expenses is primarily attributable to one time non-cash expense items that included in $269,500 of stock based compensation and $539,630 of bad debt write-off expense.

      We generated $1,766,170 in gross profits from sales for the year ended December 31, 2003, an increase of $591,107 from the year ended December 30, 2002. We were able to improve our gross profit margin from 42% in the year ended December 30, 2002 to 59% in the year ended December 30, 2003. The higher gross profit as a percentage of revenue reflects the Company's ability to increase sales prices based upon performance of prior installations and continued efforts to reduce cost of services. Additional factors are attributed to better buying of third party services, lower software and information licensing costs, lower costs for materials, and better negotiated prices with customers.

      After all operating expenses and interest costs, we reported a loss of $4,258,007 for the fiscal year ended December 31, 2003. This compares with a loss for the fiscal year ended December 31, 2002 of $4,528,803, a decrease of $270,796, or 6%.

      Our business operations and financial results for prior periods were representative of a start-up company and, therefore, not in a position to generate significant revenue. As we moved out of our start-up phase and into a marketing and sales position, our revenues have become more predictable as dealerships install our DealerAdvance(TM) suite of products. We can offer no assurance, however, that future revenues will be maintained or increase. Notwithstanding the gross profit growth, we have yet to generate a profit in any accounting period.

INDUSTRY TRENDS

      The automotive industry has identified sales productivity tools and CRM systems as high priorities. Many consolidators and independent dealership owners have begun to explore and pilot some of these solutions to determine the most effective means for managing and exploiting prospects and customers to increase car sales. To date, only a small number of the 22,600-dealership sites in the United States have implemented CRM systems. There remains substantial uncertainty as to the type of systems that will be implemented as well as the pace at which implementation will take place.

      Since large consumer purchases are sensitive to broad economic trends, our operations may be affected by general economic conditions. For example, if dealer sales are trending downward, capital expenditures like those associated with our DealerAdvance(TM) suite of products may be delayed or abandoned.

Our Customers

      As of December 2003, the U.S. retail automotive industry consisted of approximately 22,150 franchise dealerships covering all domestic and foreign brands. These franchises are granted for specific geographic territories and allow the franchisee to pursue sales within that territory. In many cases, a franchisee with two or more brands will operate at one location or property (e.g., Honda/Acura or Lincoln/Mercury).

      Over the last 10 years, the industry has experienced some consolidation of ownership with large consolidators (large public and private companies) buying up independently owned retail sites and dealer groups. However, the market is still highly fragmented with the 100 top consolidators operating 1,689 dealerships, or only 7.6% of total dealerships.

The Automobile Dealer Software Market

      The automotive dealer software industry began as a spin-off of companies providing accounting and business forms to dealerships. Today, two major and two minor providers control the market for DMS, which is primarily an accounting and business system. The major providers are ADP Dealer Services, a unit of ADP, Inc. (33% market share) and Reynolds & Reynolds, an $850 million (in revenue) public company (35% market share). The minor players are Universal Computer Systems (UCS), a privately held company with approximately $150 million in revenues (1% market share) and a division of Electronic Data Services (EDS), the public company originally formed by H. Ross Perot (1% market share). Approximately 98% of dealerships utilize some form of DMS.

DIVIDEND POLICY

      We have never declared or paid any cash dividends on our Common Stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Our board of directors, subject to any restrictions or prohibitions that may be contained in our loan or preferred stock agreements, has sole discretion to pay dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

Item 7.  FINANCIAL STATEMENTS

      The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB beginning on page F-1. A list of the financial statements filed herewith is found on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

Item 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures, which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Internal Controls

      The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (i) to permit preparation of financial statements in conformity with generally accepted accounting principles and (ii) to maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

      Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Our executive officers and directors and their respective ages and positions as of December 31, 2003 are as follows:

                    Name                    Age                        Position(s)
      ----------------------------------------------------------------------------------------------
      Christopher J. Carey............       51      President, Chief Executive Officer and Director

      Lenard Berger...................       34      Chief Technology Officer and Vice President

      Robert Nawy.....................       43      Chief Financial Officer

      Robert J. Corliss*..............       50      Director

      Robert Cox*.....................       62      Director

      William Lenahan*................       52      Director

      Luis Delahoz*...................       43      Director

      * Member of audit, compensation and governance/nominating committees.

      The business address for each executive officer and director is 106 Allen Road, Basking Ridge, NJ 07920.

      Christopher J. Carey has served as our President and Chief Executive Officer since May 2002. Mr. Carey is also the founder, President and Chief Executive Officer of Stronghold, our wholly-owned subsidiary. Since founding Stronghold in 2000, Mr. Carey has set the strategic direction and corporate vision for Stronghold, drawing on over 25 years of experience building technology-focused businesses. From 1976 until 1996, Mr. Carey was President and Chief Executive Officer of Datatec Industries, Inc., which became North America's largest specialist in the rapid deployment of network and computing systems. After negotiating a merger with Glasgal Communications in 1996, Mr. Carey became President of Datatec Systems, Inc., the combined entity until May 2002. Mr. Carey is currently a member of Board of Trustees of The Albert Dorman Honors College, New Jersey Institute of Technology, and a past Chairman of the New Jersey Chapter of the Young President's Organization.

      Lenard Berger has served as our Chief Technology Officer and Vice President since May 2002. Mr. Berger is also the Chief Technology Officer and Vice President of the Company. Prior to the founding of the Company's predecessor entity in 2000, Mr. Berger was the President of eBNetworks, a division of Computer Horizons, Inc. From 1990 until 1999, Mr. Berger was the Vice President of RPM Consulting, Inc.

      Robert Nawy joined Stronghold on July 22, 2003 and is responsible for financial management, with emphasis on strategic planning and day-to-day financial operations of the business. Mr. Nawy became the Chief Financial Officer in the fourth quarter of 2003. Nawy is a CPA, holds an MBA and is financial management veteran in the information technology industry, with over 19 years of experience in both public and privately held companies. Prior to joining the Company, Mr. Nawy served as CFO of Exenet Technologies, Inc. from 2001 through 2003 Prior to Exenet, Mr. Nawy served as CFO for Maden Technologies, Inc. 1998 to 2001.

      Robert J. Corliss has been a director since May 2002. Mr. Corliss has been, since 1998, the President and Chief Executive Officer of the Athlete's Foot Group, Inc., a privately owned, 800-store retail chain with operations in 50 countries. Since 1999, Mr. Corliss has been a member of the board of Kahala Corporation, a publicly traded franchising corporation dedicated to the design, development and marketing of quick service restaurants serving nutritious products. From 1996 until 1998, Mr. Corliss was the President and Chief Executive Officer of Infinity Sports, Inc., a manufacturer, distributor and licensor of athletic products primarily under the brand Bike Athletic. Prior to founding Infinity Sports, Inc., Mr. Corliss was the Chief Executive Officer and President of Hermann's Sporting Goods retail chain. Mr. Corliss serves on the Advisory Council for the Sporting Goods Manufacturers Association's recently announced Physical Education for Progress (P.E.P.) initiative. Additionally, Mr. Corliss serves as a Director and Executive Committee member of the National Retail Federation and the National Retail Foundation and serves on the board of directors for The World Federation of the Sporting Goods Industry and serves on the board of directors of The Athlete's Foot Group, Inc. He is also an Advisor for Emory University's Goizueta Business School.

      Robert Cox has been a director since May 2002. Mr. Cox is a retired business executive. From 1996 until 2000, Mr. Cox served as President and a Director of Summit Bancorp, a $39 billion NJ bank holding company. Mr. Cox was the Chief Executive Officer of The Summit Bancorporation from 1994 until 1996, when Summit Bancorporation merged into UJB Financial. Mr. Cox is currently a member the Board of Trustees of NJ SEEDS, a statewide educational not-for-profit. Mr. Cox also sits on the board of directors of the Bay View Bank and the Bay View Capital Corporation in San Mateo, CA. Mr. Cox is a former Chairman of the New Jersey Bankers Association and is an honorary chairman of its board of directors.

      William Lenahan has been a director since May 2002. Mr. Lenahan has been the Chief Executive Officer of KMC Telecom Holdings, Inc. since 2000. KMC is a $500 million nationwide provider of next generation telecommunications, including outsourcing services, consulting and financing for metro access and advanced voice, data and Internet services to business customers. Mr. Lenahan was the President and CEO of BellSouth Wireless Data (currently Cingular Wireless) from 1984 to 2000 and was responsible for financial performance and nationwide wireless data strategy for this division of BellSouth Corporation. Mr. Lenahan has served nearly 30 years in the information technology, telecommunications and data industries. He presently serves on the board of directors of Broadbeam Corporation.

      Luis Delahoz has been a director since May 2002. Mr. Delahoz is the current President and Chief Executive Officer of TWS International, Inc., a leading provider of professional technical consulting services to the rapidly growing telecommunications industry. From 1998 until 2001, Mr. Delahoz was the Executive Vice President of Client Soft, Inc., a provider of e-business solutions. In 1996, Mr. Delahoz co-founded TOC Global Communications, Inc., where he served as Vice President until 1998. Currently, Mr. Delahoz is a member of the board of directors of TWS, Inc. and TWS International, Inc.

Executive Officers

      Christopher J. Carey, Lenard Berger and Robert Nawy each have employment contracts with the Company. The remaining officers serve at the discretion of our board of directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Board Committees

      Our board of directors has an audit committee, compensation committee and governance/nominating committee. The audit committee reviews the results and scope of the audit and other services provided by our independent public accountant. The audit committee does not currently have an "audit committee financial expert", as defined by the SEC, due to the Company's status as an early-development stage company. The Company is in the process of identifying an audit committee financial expert to join its board of directors and audit committee.

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

Code of Ethics

      Because the Company is an early-development stage company with limited resources, it has not yet adopted a "code of ethics", as defined by the SEC, that applies to the Company's Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and persons performing similar functions. The Company is in the process of drafting and adopting a Code of Ethics.

Director Compensation

      We have granted an initial one-time option grant to purchase 40,000 shares of Common Stock to each non-employee board member upon election to our board of directors. This one-time grant was awarded to the current non-employee board members on October 7, 2003. The options will vest 50% on each of the first and second anniversaries of the date of grant. In addition, each non-employee director will be granted, on an annual basis, an option to purchase 30,000 shares of our Common Stock, which will vest 50% on each of the first and second anniversaries of the date of grant. We have not yet granted the annual option grants to our board of directors, but intend to do so as soon as reasonably practicable after the filing of this Form 10-KSB. All stock options granted to members of our board of directors will have exercise prices equal to the fair market value of the Common Stock on the date of grant. We also reimburse directors for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and any meetings of its committees.

Item 10. EXECUTIVE COMPENSATION

      The following table sets forth executive compensation for fiscal years ended December 31, 2003, 2002 and 2001. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. All of our executive officers also serve as officers of and are paid by our operating subsidiary, Stronghold. The following table shows compensation paid during the fiscal years ended December 31, 2002 and 2001 by Stronghold to our former president and other former executive officers. The table also provides information regarding executive compensation for Stronghold's current president and three other most highly compensated executive officers. We refer to all of these officers collectively as our "named executive officers."

                           Summary Compensation Table

                                                                                   Other Annual         All Other
Name and Principal Position                    Year       Salary        Bonus      Compensation       Compensation
------------------------------------------     ----      --------      -------     ------------       ------------
Former Officers and Directors
------------------------------------------
Pietro Bortolatti                              2003         --           --             --                 --
   President, Chief Executive Officer and
   Chairman of the Board
                                               2002         --           --          20,500(1)             --
                                               2001         --           --             --                 --

Tiziana DiRocco                                2003         --           --             --                 --
   Vice President and Director of
   European Operations
                                               2002         --           --             --                 --
                                               2001         --           --          15,370(1)             --

David Rector                                   2003         --           --             --                 --
   Director
                                               2002         --           --             --                 --
                                               2001         --           --             --              16,244(2)

Current Officers(3)
------------------------------------------
Christopher J. Carey(4)                        2003      300,000                                          9,600
   President, Chief Executive Officer and
   Chairman of the Board
                                               2002      264,000         --             --                9,601
                                               2001      165,000         --             --                9,602

Lenard Berger(5)                               2003      175,000         --           29,963              7,200
   Vice President and Chief Technology
   Officer
                                               2002      160,416       22,558         28,025              7,100
                                               2001      150,000         --            2,804              7,150

Salvatore D'Ambra(6)                           2003      134,375         --           27,135              5,912
   Vice President - Development
                                               2002      121,397         --            8,000              6,600
                                               2001      106,782         --            2,818              6,600

Robert Nawy(8)                                 2003       82,967         --             --                2,398
   Chief Financial Officer
                                               2002         --           --             --                 --
                                               2001         --           --             --                 --

------------------

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

5 Lenard Berger has been our Vice President and Chief Technology Officer since the merger, and holds the same positions at Stronghold. Mr. Berger's base salary for the period of July 2001 through July 2002 was $112,000, as set forth in his Employment Agreement with Stronghold. As of July 2002, Mr. Berger's salary increased to $122,000. The terms of Mr. Berger's Employment Agreement are more fully set forth below. "Other Annual Compensation" consists solely of sales commissions. "All Other Compensation" consists solely of the reimbursement of automobile expenses.

6 Salvatore D'Ambra has been our Vice President - Development of Stronghold from the merger until November 12, 2003. Mr. D'Ambra's base salary for the period of August 2001 through August 2002 was $150,000, as set forth in his Employment Agreement with Stronghold. As of August 2002, Mr. D'Ambra's salary increased to $175,000. Mr. D'Ambra resigned from Stronghold in November 2003.

7 James J. Cummiskey has been our Vice President - Sales of Stronghold from the merger until January 27, 2003. Mr. Cummiskey's base salary for the period of August 2001 through August 2002 was $192,000, as set out in his Employment Agreement with Stronghold. As of August 2002, Mr. Cummiskey's salary increased to $195,763. Mr. Cummiskey resigned from Stronghold on January 27, 2003.

8 Robert Nawy joined Stronghold on July 22, 2003 as Assistant Chief Financial Officer and became the Chief Financial Officer in November 2003. Mr. Nawy's base salary for the period of June 2003 through July 2004 is $180,000, as set out in his Employment Agreement with Stronghold.

Options Grants

      The following table sets forth information concerning individual grants of stock options under the 2002 Stock Incentive Plan during the fiscal year ended December 31, 2003 to each of the named executive officers.

              Option Grants in Fiscal Year ended December 31, 2003

                                                          % of Total Options Granted     Exercise or
                                  Number of Securities           to Employees               Base
             Name                  Underlying Options               in 2002             Price ($/Sh)     Grant Date
-------------------------------- ---------------------    ---------------------------   -------------    -----------
Lenard Berger                           153,100                    10.7%                     $0.60         7/22/03
Robert Nawy                              50,000                     3.5%                     $0.60         7/22/03
Robert Nawy                             200,000                    14%                       $0.03        12/19/03

Employment Agreements with Executive Officers

      Christopher J. Carey

      On May 15, 2002, the Company assumed the employment agreement that was in place between Christopher J. Carey and the Predecessor Entity. Under the terms of the agreement, Mr. Carey's employment as Chairman of the Board, President and Chief Executive Officer of the Company will continue until December 31, 2004, unless terminated sooner. The agreement may be renewed through mutual agreement of the parties. Mr. Carey receives a base salary of $260,000 per year. Such base salary was increased effective January 1, 2003, to the annualized rate of $300,000 and increased, effective January 1, 2004, to the annualized rate of $350,000. Such salary will be reviewed annually and is subject to increase as determined by the board of directors of the Company or the Compensation Committee in its sole discretion.

      The employment agreement provides that each fiscal year after fiscal year 2002, Mr. Carey will be eligible to receive an annual bonus based upon the Company meeting and exceeding its annual budget, as same has been reviewed and approved by the board of directors for earnings before interest, taxes, depreciation and amortization, referred to as EBITDA. This bonus will be earned according to the following: (i) if the Company achieves 90-100% of budgeted EBITDA, Mr. Carey will receive a bonus of 10% of his then current annual base salary; (ii) if the Company achieves 101-110% of budgeted EBITDA, Mr. Carey will receive a total bonus of 20% of his then current annual base; and (iii) if the Company achieves 111-120% of budgeted EBITDA, Mr. Carey will receive a total bonus of 30% of his then current annual base salary; (iv) if the Company achieves 121-130% of budgeted EBITDA, Mr. Carey will receive a total bonus of 40% of his then current annual base salary; (v) if the Company achieves 131-140% of budgeted EBITDA, Mr. Carey will receive a total bonus of 50% of his then current annual base salary; (vi) if the Company achieves 141-150% of budgeted EBITDA, Mr. Carey will receive a total bonus of 55% of his then current annual base salary; and (vii) if the Company achieves 151% or more of budgeted EBITDA, Mr. Carey will receive a total bonus of 60% of his then current annual base salary. The bonus, if any, shall be paid in one lump sum within sixty (60) days after the close of the fiscal year for which it was earned. To date, Mr. Carey has not been awarded a bonus.

      In accordance with the agreement, the Predecessor Entity granted to Mr. Carey stock options under the 2000 Stock Option Plan for the purchase of an aggregate of 200,000 shares of the Predecessor Entity's common stock at an option exercise price equal of $1.50 per share, the fair market value of the underlying common stock on the date of the grant. Such option converted into an option to purchase 437,500 shares of our Common Stock when we merged with the Predecessor Entity and our wholly-owned subsidiary, Stronghold, assumed the 2000 Stock Option Plan. While Mr. Carey is employed by the Company, the option will become exercisable on the earlier of: (i) the seventh anniversary of May 15, 2002; or (ii) the achievement of the performance goals set forth above in the paragraph above.

      Upon a change in control of the Company, the unvested portion of the options shall immediately vest and become exercisable by Mr. Carey.

      If the Company terminates Mr. Carey's employment (i) after the expiration of the term of employment; or (ii) with cause; or if Mr. Carey resigns for no good reason, he will receive all accrued compensation and vested benefits. If the Company terminates his employment without cause, Mr. Carey will receive all unpaid accrued compensation, vested benefits and a severance benefit equal to his base salary until the earlier of the balance of the term of his agreement, the renewal term or twelve months following the date of termination.

      Mr. Carey's agreement contains a confidentiality provision and further provides that Mr. Carey may not work for, or hold 1% or more of the outstanding capital stock of a publicly traded corporation, which is a competing business anywhere in the world for one year after the conclusion of his employment. Mr. Carey has not expressed a desire to leave the Company.

      Lenard Berger

      On August 1, 2000, the Predecessor Entity entered into an employment agreement with Lenard Berger, which the Company assumed. Under the terms of the agreement, Mr. Berger's employment as Vice President, Chief Technology Officer will continue until July 31, 2005 unless sooner terminated. The agreement may be renewed through mutual agreement of the parties. Mr. Berger received a base salary of $10,500 per month during the first six months of the term of the agreement and $12,500 per month commencing February 1, 2001. During the second year of the term of the agreement, Mr. Berger's base salary will be $150,000, but may increase to $175,000 if the Company's Net Sales, as defined below, achieved in the first year of the term of the agreement equal or exceed $2,000,000. During the third year of the term of the agreement, Mr. Berger's base salary will be $175,000, but may increase to $200,000 if the Company's Net Sales, as defined below, achieved in the second year of the term of the agreement equal or exceed $10,000,000. During the fourth and fifth years of the term of his agreement, Mr. Berger's base salary will be increased annually by a percentage determined by the Consumers Price Index. Beginning his second year of employment, Mr. Berger is eligible for a commission not to exceed $50,000 for any year during the balance of the term of the agreement. The commission is equal to 1% of net sales, which is determined by subtracting certain costs from the gross sales of products and services. To date, Mr. Berger has not been awarded a commission. Mr. Berger is also eligible to receive extra compensation at the discretion of the Company's board of directors, a car allowance and any insurance and 401(k) plans provided by the employer.

      Pursuant to his employment agreement, Mr. Berger received an option grant to purchase 100,000 shares of the Predecessor Entity's common stock. Such option converted into an option to purchase 218,750 shares of our Common Stock when the Company merged with the Predecessor Entity. The vesting schedule for such grant is set forth above under the section entitled "Option Grants". Upon a change of control of the Company, 50% of any unvested options shall become vested and exercisable immediately. If we register shares of Common Stock in an initial public offering, Mr. Berger has the right to include any shares of Common Stock that he owns in the registration.

      If the Company terminates Mr. Berger's employment without cause, he will receive payment of his base salary in effect at the time of his termination for a period of one month. If Mr. Berger resigns for good reason after the first full year of employment, Mr. Berger shall receive as his severance pay the lesser of (x) base salary payable for the balance of the then existing term of the agreement or (y) two months' base salary, plus one week's base salary for each full or part year worked after the first year of employment.

      Mr. Berger's agreement provides that all rights to discoveries, inventions, improvements, and innovations related to our business that originates during the term of Mr. Berger's employment will be the exclusive property of the Company. Mr. Berger's agreement also contains a confidentiality provision and further provides that Mr. Berger may not work for or hold 5% or more of the outstanding capital stock of a publicly traded corporation, which is a competing business anywhere in the world for one year after the conclusion of his employment. Mr. Berger has not expressed a desire to leave the Company.

      Robert Nawy

      On June 23, 2003, the Company entered into an employment agreement with Robert Nawy. Under the terms of the agreement, Mr. Nawy's employment as Chief Financial Officer of the Company will continue until July 31, 2006, unless terminated sooner. The agreement may be renewed through mutual agreement of the parties. Mr. Nawy receives a base salary at an annualized rate of $180,000 from July 28th, 2003 until July 31, 2004. From August 1, 2004 to July 31, 2006, Mr. Nawy's salary will be increased annually by a percentage determined by the Consumers Price Index. Such salary will be reviewed annually and is subject to increase as determined by the board of directors of the Company or the Compensation Committee in its sole discretion.

      The employment agreement provides that each fiscal year after fiscal year 2003, Mr. Nawy will be eligible to receive an annual bonus based upon the Company meeting and exceeding its annual budget, as same has been reviewed and approved by the board of directors for earnings before interest, taxes, depreciation and amortization, referred to as EBITDA. This bonus will be earned according to the following: (i) if the Company achieves 65-99% of budgeted EBITDA, Mr. Nawy will receive a bonus of 10% of his then current annual base salary; (ii) if the Company achieves 100-124% of budgeted EBITDA, Mr. Nawy will receive a total bonus of 20% of his then current annual base; and (iii) if the Company achieves 125% or more of budgeted EBITDA, Mr. Nawy will receive a total bonus of 30% of his then current annual base salary The bonus, if any, shall be paid in one lump sum within sixty (60) days after the close of the fiscal year for which it was earned. To date, Mr. Nawy has not been awarded a bonus.

      In accordance with the agreement, the Company granted to Mr. Nawy stock options under the 2002 Stock Option Plan for the purchase of an aggregate of 200,000 shares of the Company's common stock at an option exercise price equal to $0.80 per share, the fair market value of the underlying common stock on the date of the grant. While Mr. Nawy is employed by the Company, the options will become exercisable at the rate of 25,000 options on July 28, 2003, 60,000 options on July 31, 2004, 60,000 options on July 31, 2005 and 55,000 options on July 31, 2006.

      Upon a change in control of the Company, an additional 50% of the unvested portion of the options shall immediately vest and become exercisable by Mr. Nawy.

      If the Company terminates Mr. Nawy's employment without cause within one year following a Change of Control, or Mr. Nawy resigns after one year following a Change of Control, he will receive all accrued compensation and vested benefits. If the Company terminates his employment without cause, Mr. Nawy will receive a severance benefit equal to: one month salary if termination occurs within the first six months of employment; two months salary if termination occurs within the second six months of employment; and the lesser of the balance of the term of the agreement and three months if termination occurs after completion of one full year of employment.

      Mr. Nawy's agreement contains a confidentiality provision and further provides that Mr. Nawy may not work for, or hold 1% or more of the outstanding capital stock of a publicly traded corporation, which is a competing business anywhere in the world for one year after the conclusion of his employment. Mr. Nawy has not expressed a desire to leave the Company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 26, 2004. The information in this table provides the ownership information for:

      o each person known by us to be the beneficial owner of more than 5% of our Common Stock;

      o     each of our directors;

      o     each of our executive officers; and

      o     our executive officers and directors as a group.

      Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common Stock beneficially owned and percentage ownership is based on 13,392,642 shares outstanding on March 26, 2004, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after March 26, 2004.

                     Security Ownership of Beneficial Owners

                                                      Number of Shares        Percentage
Name and Address of Beneficial Owner                 Beneficially Owned      Outstanding
---------------------------------------              ------------------      -----------

5% Stockholders
---------------------------------------
Christopher J. Carey
   450 Claremont Road
   Bernardsville, NJ 07924                               6,006,250(1)             33.0

Stanford Venture Capital Holdings, Inc.
   6075 Poplar Avenue
   Memphis, TN 38119                                     6,449,944(2)             35.4

Other Executive Officers and Directors
---------------------------------------
Lenard Berger                                              437,600                 2.4
Robert J. Corliss                                               --                --
Robert Cox                                                 207,059                 1.1
William Lenahan                                                 --                --
Luis Delahoz                                                    --                --
Robert Nawy                                                200,000(3)              1.1
                                                     ------------------      -----------

Executive Officers and Directors as a Group
   (7 people)                                            6,850,909                37.6

(1) 3,937,500 of these shares are owned by Christopher J. Carey and his wife, Mary Carey, as Joint Tenants with Right of Survivorship.

(2) The total beneficial ownership of Stanford Venture Capital Holdings, Inc. is 6,449,944 shares which consists of: (i) 2,002,750 shares of Common Stock issuable upon the conversion of 2,002,750 shares of our Series A Preferred Stock; and (ii) 2,444,444 shares of Common Stock issuable upon the conversion of 2,444,444 shares of our Series B Preferred Stock, and
      (iii) 2,002,750 shares of Common Stock issued upon exercise of warrants.

(3) Includes an option grant to purchase 200,000 shares of Common Stock which was immediately exercisable on the date of grant.

Equity Compensation in Fiscal 2003

      The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2003.

                      EQUITY COMPENSATION PLAN INFORMATION

                                    Number of securities     Weighted-average       Number of securities remaining
                                    to be issued upon        exercise price of      available for future issuance
                                    exercise of              outstanding options    under equity compensation plans (2)
                                    outstanding options (1)
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                  1,909,309                 $0.86                        638,450
approved by security holders

Equity compensation plans not                 --                      --                            --
approved by security holders

Total                                      1,909,309                 $0.86                        638,450

(1) Issued pursuant to our 2002 Stock Incentive Plan, our 2002 California Stock Incentive Plan, and our 2000 Stock Option Plan.

(2) 625,950 shares are available for future issuance pursuant to the 2002 Stock Incentive Plan and 12,500 shares are available for future issuance pursuant to the 2002 California Stock Incentive Plan. We do not intend to issue any additional options under our 2000 Stock Option Plan.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Stronghold became our wholly-owned subsidiary on May 16, 2002 pursuant to a merger of the Predecessor Entity with and into Acquisition Sub. Pursuant to the merger, the Predecessor Entity's stockholders surrendered all of their outstanding shares of the Predecessor Entity's common stock in exchange for a total of 7,000,000 shares of our Common Stock. Of these shares, Christopher J. Carey and his wife received a total of 3,937,500 shares held jointly, and Mr. Carey received an additional 1,093,750 shares individually.

      Pursuant to a Securities Purchase Agreement which we entered into on May 15, 2002, with Stanford, the Company, Pietro Bortolatti and Mr. Carey, we agreed to issue to Stanford such number of shares of our Series A Preferred Stock that would in the aggregate equal 20% of the total issued and outstanding shares of our Common Stock, and a warrant to purchase an equal number of shares of our Common Stock. The aggregate purchase price for the Series A Preferred Stock and warrants purchased by Stanford was $3,000,000. The Series A Preferred Stock and warrant purchase took place on four separate closing dates from May 16, 2002 through July 19, 2002, in which we issued an aggregate of 2,002,750 shares of our Series A Preferred Stock to Stanford and warrants for 2,002,750 shares of our Common Stock. So long as any shares of Series A Preferred Stock are outstanding and held by Stanford, Stanford had the right to maintain its percentage ownership with respect to any additional securities we may issue, with certain exceptions under the Series A Securities Purchase Agreement.

      Pursuant to a Securities Purchase Agreement which we entered into on April 24, 2003, we agreed to issue to Stanford a total of 2,444,444 shares of the Company's Series B $0.90 Convertible Preferred Stock ("Series B Preferred Stock"). The issuance of the Series B Preferred Stock occurred on six separate closing dates beginning on April 24, 2003 and closing on September 15, 2003. In connection with the Purchase Agreement, the Company modified the warrants issued in connection with the Series A offering to reduce the exercise price to $0.25 per share and extend the expiration date to August 1, 2008. Stanford was also granted the right to maintain its percentage ownership with respect to any additional securities we may issue, with certain exceptions under the Series B Securities Purchase Agreement. In addition, the Company agreed to convert all outstanding loans and unreimbursed expenses to certain stockholders of the Company for 603,000 shares of the Company's common stock at a price of $0.90 per share. The value of the warrant modification was treated as additional costs associated with raising capital and was shown as a reduction of additional paid-in capital of approximately $557,000 (computed using the Black-Scholes model with the following assumptions: expected volatility of 0%, expected dividend yield rate of 0%, expected life of 5 years, and a risk-free interest rate of 4.91% for September 30, 2003).

      In connection with the Series B Purchase Agreement, the Company and Stanford also entered into a Registration Rights Agreement, dated April 30, 2003, in which the Company agreed to register the shares of the Company's Common Stock issuable upon conversion of the Series B Preferred Stock with the SEC, no later than November 15, 2003. Stanford has agreed to extend the date to register with the SEC the Company's Common Stock issuable upon conversion of the Series B Preferred Stock until March 15, 2004. The Company is in the process of negotiating an additional extension with Stanford.

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

      On November 11, 2003, the Company and Stanford agreed to modify the terms of the Series A and Series B Preferred Stock to facilitate acquisitions and other Company actions. The basic terms of the modification are: (i) waiver
Section 2(e)(iii) of the Series A Certificate of Designation, which provides for anti-dilution protection if the Company shall issue securities which are convertible into shares of the Company's Common Stock for an exercise price of less than $1.50; (ii) waiver of any rights of Stanford to Default Warrants (as defined in the Series A Registration Rights Agreement) due to the Company's failure to register its shares of Common Stock; and (iii) modification of the warrants previously issued to Stanford and its assigns to purchase 2,002,750 shares of the Company's Common Stock to reduce the initial exercise price to $0.25 per share and to extend the expiration date to August 1, 2008.

      Pursuant to the Amended and Restated Series A Certificate of Designation and Series B Certificate of Designation, dated November 11, 2003, by and between the Company and Stanford and a Written Notice, Consent, and Waiver Among The Holders Of Series A $1.50 Convertible Preferred Stock, Series B $.90 Convertible Preferred Stock and Warrants and Company and Stanford agreed to certain amendments and restatements including:

      (a) the filing of an Amended and Restated Certificate of Designation for Series A $1.50 Convertible Preferred Stock substantially in the form attached hereto ("Amended and Restated Series A Certificate of Designation") pursuant to which the Company Stanford will (x) waive dilution adjustments for certain issuances of Common Stock and Common Stock equivalents, (y) reduce for an eighteen month period the Stated Value and Conversion Price

(each as defined therein) to $0.50 and to $0.87 thereafter and (z) forego certain rights to approve acquisitions of fixed assets, capital stock or capital expenditures, credit facilities and sales of shares of the Company's securities. The authorized shares of Series A Preferred Stock was reduced from 2,017,200 to 2,002,750 shares.

      (b) the filing of an Amended and Restated Certificate of Designation Series B $0.90 Convertible Preferred Stock substantially in the form attached hereto pursuant to which the Company Stanford will (x) waive dilution adjustments for certain issuances of Common Stock and Common Stock equivalents,
(y) reduce for an eighteen month period the Stated Value and Conversion Price (each as defined therein) to $0.50 and to $0.87 thereafter and (z) forego certain rights to approve acquisitions of fixed assets, capital stock or capital expenditures, credit facilities and sales of shares of the Company's securities.

      In connection with the Series B Purchase Agreement, the Company and Stanford also entered into a Registration Rights Agreement, dated April 30, 2003, in which the Company agreed to register the shares of the Company's Common Stock issuable upon conversion of the Series B Preferred Stock with the Securities and Exchange Commission, no later than November 15, 2003. The Company and Stanford have agreed to extend dare of the filing requirements of the Registration Rights Agreement to March 14, 2004. To date we have not yet filed a registration statement.

      (c) In consideration of the Notice and the granting of the Consents and Waivers, the Company reduced the Exercise Price of the Stanford Warrants from $0.25 per share to $.001. On November 11, 2003, Stanford exercised in full the Stanford Warrant purchasing 2,002,750 shares of Common Stock for the purchase price of $2,002.75.

      Pursuant to a Stockholders' Agreement which we entered into on May 16, 2002 with Stanford, Mr. Carey and his wife, if either Stanford or the Careys should ever want to sell any shares of our Series A Preferred Stock or Common Stock, the other party has a right of first refusal regarding such sale and, if such non-selling party does not want to exercise its right of first refusal, we have the right to purchase such shares, and a right of co-sale under the same terms and for the same type of consideration. In the case of a material adverse event related to the Company, the Careys agreed to vote their shares as directed by Stanford, including removing and replacing the members of the board with designees nominated by Stanford. Finally, Stanford has the right to nominate one member to our board of directors and the Carey's have agreed to vote for such nominee.

      Stanford is an affiliate of Stanford Financial Group, which is the majority stockholder of TWS International, Inc. Luis Delahoz, one of our outside directors, is the president and chief executive officer of TWS International, Inc. and is Stanford's representative on our board of directors.

      On July 31, 2000, the Predecessor Entity entered into a line of credit loan arrangement with our President, Christopher Carey, who is also president of Stronghold. Mr. Carey made available $1,989,500, which the Predecessor Entity could borrow from time to time until August 1, 2001. Outstanding amounts accrued interest at the rate of interest per annum equal to the floating Base Rate, computed daily, for the actual number of days elapsed as if each full calendar year consisted of 360 days. Overdue amounts accrued interest at an annual rate of 2% greater than the base rate, which is 2% above the floating base rate announced from time to time by Citibank, N.A. Under the agreement, the first payment was due on August 1, 2001. On such date, the line of credit was extended for one more year, until August 1, 2002. On April 22, 2002, the Predecessor Entity issued 500,000 shares of its common stock (which converted into 1,093,750 shares of our Common Stock when we acquired the Predecessor Entity on May 16, 2002) in exchange for cancellation of $1 million of outstanding debt under such line of credit. On May 16, 2002, the total amount outstanding under the line of credit was $2.2 million. On such date, we issued 666,667 shares of our Common Stock to Mr. Carey in exchange for cancellation of $1 million of the then outstanding amount. The Company will pay Mr. Carey the remaining $1.2 million according to the terms of a non-negotiable promissory note, which was issued on May 16, 2002.

      Under the promissory note, the principal amount and accrued interest is due and payable in six equal consecutive quarterly installments commencing on the date which is two business days after April 15, 2003. Each subsequent quarterly installment will be paid two days after we file each subsequent Form 10-QSB or Form 10-KSB. Interest accrues under the promissory note at an annual rate of 10%. If the Company's net income does not meet certain benchmarks, then either the principal balance and accrued interest due for the quarter will be deferred and the repayment will be amortized during the remaining quarters or, depending upon the net income amount achieved, the principal balance and accrued interest due will be automatically converted into shares of our Common Stock, at a conversion price equal to the average closing price of our Common Stock for the twenty (20) trading days immediately preceding the date of conversion. The promissory note is expressly subordinated in right of payment to the prior payment in full of all of the Company's senior indebtedness.

      On September 14, 2002, we issued 5,000,000 shares of our Common Stock to our former president, Pietro Bortolatti, in exchange for the transfer from Mr. Bortolatti of all of the outstanding shares of Terre di Toscana, Inc. to us. The assets of Terre di Toscana, Inc. included rights in several customer agreements. We valued the 5,000,000 shares issued to Mr. Bortolatti at par value, $.0001 per share. As part of our merger with the Predecessor Entity and the exchange of shares for our truffle business, Mr. Bortolatti has surrendered or exchanged all of such shares.

      In August 2002, one of our outside directors, Robert Cox, purchased 60,000 shares of our Common Stock at a purchase price of $1.50 per share for aggregate proceeds to us of $90,000. Such purchase was pursuant to a Subscription Agreement between Mr. Cox and the Company in which Mr. Cox made certain investment representations and warranties. The price paid by Mr. Cox had been negotiated by third parties in an arms-length transaction. The third parties who negotiated the transaction purchased a number of shares concurrently with Mr. Cox.

      In January 2004, our outside director, Robert Cox, purchased an additional 147,059 shares and a warrant to purchase 73,529 shares at $0.59/share. The price of $0.59/share was based on 130% of the trailing five day closing price of our Common Stock on the effective purchase date of January 9, 2004.

      Lenard Berger, our Chief Technology Officer and Vice President and James Cummiskey, our Vice President of Sales and Marketing, received 200,000 shares of common stock from the

Predecessor Entity as founders of such entity, at a per share price of $0.005. Such shares converted into 437,400 shares of our Common Stock.

      On September 30, 2002, we entered into a loan agreement with CC Trust Fund to borrow an amount up to $355,128. This bridge loan was for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the CC Trust Fund will be entitled to exercise 25,000 warrants at $1.50 per share. As of March 31, 2003, $355,128 was outstanding under the CC Trust Fund loan agreement. On September 30, 2003, the CC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the CC Trust Fund agreed to extend the term of their loan to March 31, 2004. On March 30, 2004, the CC Trust Fund agreed to extend the term of their loan to March 31, 2005. As of December 31, 2003, $355,128 was outstanding under the CC Trust Fund loan agreement. Christopher Carey Jr., Mr. Carey's son, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

      On September 30, 2002, we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. This bridge loan is for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the AC Trust Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2002, the AC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the AC Trust Fund agreed to extend the term of their loan to March 31, 2004. On March 30, 2004, the AC Trust Fund agreed to extend the term of their loan to March 31, 2005. As of December 31, 2003, $375,404 was outstanding under the AC Trust Fund loan agreement. Amie Carey, Mr. Carey's daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

      In October 2002, in connection with a loan to the Company in the amount of $165,000, we issued a promissory note to Christopher J. Carey for $165,000. Such promissory note was due on or before December 31, 2003. On March 30, 2004, Mr. Carey agreed to extend the term of his loan to March 31, 2005. Until such time as the principal is paid, interest on the note will accrue at the rate of 12.5% per year.

      We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.

      Reference is made to the Index to Financial Statements on Page F-1.

(a)(2) Financial Statement Schedules.

      None.

(a)(3) Exhibits.

      4.6 Amended and Restated Certificate of Designation of Series A $1.50 Convertible Preferred Stock of Stronghold Technologies, Inc.

      4.7 Amended and Restated Certificate of Designation of Series B $0.90 Convertible Preferred Stock of Stronghold Technologies, Inc.

      24    Power of Attorney (included on page 48).

      31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1  Certification by the Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2  Certification by the Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

      None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees billed for professional services rendered by Rothstein, Kass & Company, P.C. in 2002 and 2003. Other than as set forth below, no professional services were rendered or fees billed by Rothstein, Kass & Company, P.C. during 2002 or 2003.

                                                      2002              2003
                                                     -------           -------

Audit Fees (1).................................      $9,200            $39,000
Audit-Related Fees (2) ........................      $16,000           $2,000
Tax Fees (3)...................................      $20,000           $16,000
Other Fees ...................................       $6,000            $2,000

TOTAL..........................................      $51,200           $59,000

------------------

(1) Audit fees consist of professional services rendered for the audit of the Company's annual financial statements and the reviews of the quarterly financial statements.

(2) Audit-related fees include fees related to assurance and related services. This category also includes fees for issuance of comfort letters, consents and assistance with and review of documents filed with the SEC.

(3) Tax fees consist of fees for services rendered to the Company for tax compliance, tax planning and advice.

      All work performed by Rothstein, Kass & Company, P.C. as described above under the caption Audit Fees for the fiscal year ended March 31, 2003, has been approved by the Audit Committee.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April, 2004.

                                      STRONGHOLD TECHNOLOGIES, INC.

                                      By: /s/ Christopher J. Carey
                                          --------------------------------------
                                          Christopher J. Carey, President and
                                          Chief Executive Officer

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

          Signature                                        Title                               Date
          ---------                                        -----                               ----
/s/ Christopher J. Carey                 President and, Chief Executive Officer and       April 14, 2004
------------------------                 Chairman of the Board of Directors
Christopher J. Carey

/s/ Karen Jackson                        Controller                                       April 14, 2004
------------------------                 (Principal Accounting Officer)
Karen Jackson

/s/ Robert J. Corliss                    Director                                         April 14, 2004
------------------------
Robert J. Corliss

/s/ Robert Cox                           Director                                         April 14, 2004
------------------------
Robert Cox

/s/ William Lenahan                      Director                                         April 14, 2004
------------------------
William Lenahan

/s/ Luis Delahoz                         Director                                         April 14, 2004
------------------------
Luis Delahoz

                                  EXHIBIT INDEX

Exhibit
Number      Description
-------     -----------

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

3.1 (2)     Articles of Incorporation, as amended on July 11, 2002.

3.2 (3)     By-Laws.

4.1 (2)     Certificate of Designations filed on May 16, 2002.

4.2 (5)     Specimen Certificate of Common Stock.

4.3 (8) Promissory Note for $300,000, dated March 18, 2003, made by Stronghold Technologies, Inc. in favor of Christopher J. Carey.

4.4 (8) Promissory Note for $100,000, dated March 18, 2003, made by Stronghold Technologies, Inc. in favor of Christopher J. Carey.

4.5 (8)     Form of Warrant with Christopher J. Carey.

4.6 (10) Amended and Restated Certificate of Designation of Series A $1.50 Convertible Preferred Stock of Stronghold Technologies, Inc.

4.7 (10) Amended and Restated Certificate of Designation of Series B $0.90 Convertible Preferred Stock of Stronghold Technologies, Inc.

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

10.7 (2) Executive Employment Agreement by and between Stronghold Technologies, Inc. and Christopher J. Carey, dated May 15, 2002.

10.8 (2) Employment and Non-Competition Agreement by and between Stronghold Technologies, Inc. and Lenard Berger, dated August 1, 2000.

10.9 (2) Employment and Non-Competition Agreement by and between Stronghold Technologies, Inc. and Salvatore D'Ambra, dated July 10, 2000.

10.10 (2)   Employment and Non-Competition Agreement by and between Stronghold
            Technologies, Inc. and James J. Cummiskey, dated August 14, 2000.

10.11 (2)   Business Loan Agreement by and between Stronghold Technologies, Inc.
            and UnitedTrust Bank, dated June 30, 2002.

10.12 (2)   Promissory Note issued by Stronghold Technologies, Inc. made payable to UnitedTrust Bank, Dated June 30, 2002.

10.13 (2)   Commercial Security Agreement by and between Stronghold
            Technologies, Inc. and UnitedTrust Bank, dated June 30, 2002.

10.14 (2)   Promissory Note issued by Stronghold Technologies, Inc. made payable to Christopher J. Carey, dated May 16, 2002.

10.15 (4)   Securities Purchase Agreement, dated May 15, 2002, by and among TDT
            Development, Inc., Stanford Venture Capital Holdings, Inc., Pietro
            Bortolatti, Stronghold Technologies, Inc. and Christopher J. Carey.

10.16 (4)   Registration Rights Agreement, dated May 16, 2002, by and among TDT
            Development, Inc. and Stanford Venture Capital Holdings, Inc.

10.17 (4)   Lock-Up Agreement, dated May 16, 2002, by and among TDT Development,
            Inc.

10.18 (4)   Stockholders' Agreement, dated May 16, 2002, by and among TDT
            Development, Inc., Christopher J. Carey, Mary Carey and Stanford
            Venture Capital Holdings, Inc.

10.19 (4)   Form of Warrant to be issued pursuant to the Securities Purchase
            Agreement (Exhibit 10.11).

Exhibit
Number      Description
-------     -----------

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

10.30 (6)   Promissory Note issued by Stronghold Technologies, Inc. made payable to Christopher J. Carey, dated September 30. 2002.

10.31 (7)   Securities Purchase Agreement, dated April 30, 2003, by and between
            Stronghold Technologies, Inc. and Stanford Venture Capital Holdings,
            Inc.

10.32 (7)   Registration Rights Agreement, dated April 30, 2003, by and between
            Stronghold Technologies, Inc. and Stanford Venture Capital Holdings,
            Inc.

10.33 (7)   Consulting Agreement, dated April 30, 2003, by and between
            Stronghold Technologies, Inc. and Stanford Venture Capital Holdings,
            Inc.

10.34 (9)   First Modification to Loan Agreement and Note among Stronghold
            Technologies, Inc., Christopher J. Carey and UnitedTrust Bank, dated
            July 31, 2003.

Exhibit
Number      Description
-------     -----------

21 (5)      Subsidiaries of the Registrant.

24 (10)     Power of Attorney (included on page 48).

31.1 (10)   Certification by the Chief Executive Officer Pursuant to Section 302
            of the Sarbanes-Oxley Act of 2002.

31.2 (10)   Certification by the Chief Financial Officer Pursuant to Section 302
            of the Sarbanes

32.1 (10)   Certification by the Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes

32.2 (10)   Certification by the Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes

------------------

(1) The exhibits and schedules to the Merger Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the exhibits and schedules to the U.S. Securities and Exchange Commission upon request

(2) Incorporated herein by reference to the exhibits to Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002.

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

(6) Incorporated herein by reference to the exhibits to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(7) Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K as filed with the Securities and Exchange Commission on May 8, 2003.)

(8) Incorporated by reference to the exhibits to Registrants Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003.

(9) Incorporated by reference to the exhibits to Registrants Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003.

(10)  Filed herewith.

                          STRONGHOLD TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                                DECEMBER 31, 2003

CONTENTS



Independent Auditors' Report                                                  1


Consolidated Financial Statements

     Consolidated Balance Sheet                                               3

     Consolidated Statements of Operation                                     5

     Consolidated Statements of Stockholders' Deficit                         6

     Consolidated Statements of Cash Flows                                    8

     Notes to Consolidated Financial Statements                              11

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Stronghold Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Stronghold Technologies, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stronghold Technologies, Inc. and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has recurring losses, substantial working capital and stockholders' deficit and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in

Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Roseland, New Jersey
March 17, 2004

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET



December 31, 2003
--------------------------------------------------------------------------------

ASSETS
Current assets
     Cash                                                       $         8,161
     Accounts receivable, less allowance for doubtful
       accounts of $218,446                                             586,788
     Inventories                                                        171,746
     Prepaid expenses                                                    11,641
                                                                ----------------
         Total current assets                                           778,336
                                                                ----------------
Property and equipment, net                                             162,808
                                                                ----------------
Other assets
     Software development costs                                         770,952
     Other                                                               74,207
                                                                ----------------
         Total other assets                                             845,159
                                                                ----------------
                                                                $     1,786,303
                                                                ================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                           $       681,323
     Accrued expenses and other current liabilities                   2,354,696
     Interest payable, stockholders                                     407,904
     Notes payable, stockholders, current portion                       390,000
     Note payable, current portion                                    1,231,667
     Obligations under capital leases, current portion                   45,827
                                                                ----------------
         Total current liabilities                                    5,111,417
                                                                ----------------
Long-term liabilities
     Notes payable, stockholders, less current portion                  986,905
     Obligations under capital leases, less current portion              34,329
                                                                ----------------
         Total long-term liabilities                                  1,021,234
                                                                ----------------
See accompanying notes to consolidated financial statements.


Commitments and contingencies

Stockholders' deficit
     Preferred stock, series A, $.0001 par value; authorized
       5,000,000 shares, 2,002,750 issued and outstanding
       (aggregate liquidation preference of $3,004,125)                     201
     Preferred stock, series B, $.0001 par value;
       authorized 2,444,444 shares, 2,444,444 issued and
       outstanding (aggregate liquidation preference of
       $2,200,000)                                                          244
     Common stock, $.0001 par value, authorized
       50,000,000 shares, 13,291,218 issued and outstanding               1,329
     Additional paid-in capital                                       7,711,767
     Stock subscription receivable                                       (3,000)
     Accumulated deficit                                            (12,056,889)
                                                                ----------------
         Total stockholders' deficit                                 (4,346,348)
                                                                ----------------
                                                                $     1,786,303
                                                                ================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATION



Years Ended December 31,                          2003           2002
------------------------------------------   ------------    ------------
Sales                                        $  2,996,344    $ 2,802,483

Cost of sales                                   1,230,174      1,627,420
                                             ------------    ------------

Gross profit                                    1,766,170      1,175,063

Selling, general and administrative             5,512,042      5,490,419
                                             ------------    ------------

Loss from operations                           (3,745,872)    (4,315,356)

Interest expense                                  512,135        213,447
                                             ------------    ------------

Net loss                                       (4,258,007)    (4,528,803)

Dividends                                                       (294,843)
                                             ------------    ------------

Net loss applicable to common stockholders   $ (4,258,007)   $(4,823,646)
                                             ============    ============

Basic and diluted loss per
  common share                               $      (0.38)   $     (0.55)
                                             ============    ============

Weighted average number of
  common shares outstanding                    11,304,347      8,834,730
                                             ============    ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                         Preferred Stock         Preferred Stock
                                            Series A                Series B              Common Stock         Additional
                                      -------------------      ------------------     --------------------      Paid-in
                                     Shares       Amount      Shares      Amount      Shares       Amount       Capital
--------------------------------    ---------   ---------   ---------   ---------   ----------   ----------   -----------
Balances, December 31, 2001                     $      --               $      --    5,906,250   $      591   $    12,909

Issuance of preferred stock, net
of costs                            2,002,750         201                                                       2,264,778

Warrants issued as dividends                                                                                      294,843

Issuance of common stock                                                             2,190,333          219       267,281

Conversion of stockholder loan
to common stock                                                                      1,760,417          176     1,999,824

Net loss
                                    ---------   ---------   ---------   ---------   ----------   ----------   -----------

Balances, December 31, 2002         2,002,750         201          --                9,857,000          986     4,839,635


                                       Stock                           Total
                                    Subscription     Accumulated    Stockholders'
                                     Receivable        Deficit        Deficit
--------------------------------    -------------   -------------   -------------
Balances, December 31, 2001         $     (3,000)   $ (2,975,236)   $(2,964,736)

Issuance of preferred stock, net
of costs                                                              2,264,778

Warrants issued as dividends                            (294,843)             -

Issuance of common stock                                                267,500

Conversion of stockholder loan
to common stock                                                       2,000,000

Net loss                                              (4,528,803)    (4,528,803)
                                    -------------   -------------   -------------

Balances, December 31, 2002               (3,000)     (7,798,882)    (2,961,060)



See accompanying notes to consolidated financial statements.

Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                         Preferred Stock         Preferred Stock
                                            Series A                Series B              Common Stock         Additional
                                      -------------------      ------------------     --------------------      Paid-in
                                     Shares       Amount      Shares      Amount      Shares       Amount       Capital
--------------------------------    ---------   ---------   ---------   ---------   ----------   ----------   -----------

Issuance of preferred stock,
net of costs                                                2,444,444         244                               1,897,649

Warrants issued with debt                                                                                          95,000

Issuance of common stock                                                               362,500           36       174,964

Conversion of warrants to common
stock                                                                                2,002,750          201

Stock issued for services                                                              465,635           46       161,579

Conversion of stockholder loan
to common stock                                                                        603,333           60       542,940

Net loss
                                    ---------   ---------   ---------   ---------   ----------   ----------   -----------

Balances, December 31, 2003         2,002,750   $     201   2,444,444   $     244   13,291,218   $    1,329   $ 7,711,767

                                       Stock                           Total
                                    Subscription     Accumulated    Stockholders'
                                     Receivable        Deficit        Deficit
--------------------------------    -------------   -------------   -------------
Issuance of preferred stock,
net of costs                                                          1,897,893

Warrants issued with debt                                                95,000

Issuance of common stock                                                175,000

Conversion of warrants to common
stock                                                                       201

Stock issued for services                                               161,625

Conversion of stockholder loan
to common stock                                                         543,000

Net loss                                              (4,258,007)    (4,258,007)
                                    -------------   -------------   -------------

Balances, December 31, 2003         $     (3,000)   $(12,056,889)   $(4,346,348)




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS



                           Years Ended December 31,                                    2003               2002
------------------------------------------------------------------------------   ----------------   ----------------
Cash flows from operating activities
   Net loss                                                                      $    (4,258,007)   $    (4,528,803)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Provision for doubtful accounts                                                     489,205            200,000
     Depreciation and amortization                                                       222,678             61,905
     Warrants issued with debt                                                            95,000
     Stock issued for services                                                           161,625
    Increase (decrease) in cash attributable to
       changes in operating assets and liabilities:
     Accounts receivable                                                                 116,458         (1,110,091)
     Inventories                                                                          56,667           (147,065)
     Prepaid expenses                                                                      8,265            (15,021)
     Other receivables                                                                                      250,139
     Accounts payable                                                                   (170,337)           794,019
     Accrued expenses and other current liabilities                                    1,512,979            645,923
     Interest payable, stockholders                                                      214,786             58,715
                                                                                 ----------------   ----------------
Net cash used in operating activities                                                 (1,550,681)        (3,790,279)
                                                                                 ----------------   ----------------

Cash flows from investing activities
     Payments for purchase of property and equipment                                     (19,574)           (94,585)
     Payments for software development costs                                            (683,052)          (223,224)
     Payments of security deposits                                                       (47,132)
                                                                                 ----------------   ----------------

Net cash used in investing activities                                                   (749,758)          (317,809)
                                                                                 ----------------   ----------------

Cash flows from financing activities
     Proceeds from notes payable, stockholders                                           712,968          1,781,000
     Principal repayments of notes payable, stockholders                                (209,000)          (222,000)
     Principal repayments of notes payable                                              (268,333)
     Proceeds from issuance of preferred stock, net of financing costs                 1,897,893          2,264,979
     Proceeds from issuance of common stock                                              175,201            267,500
     Principal payments for obligations under capital leases                             (13,513)            (8,274)
                                                                                 ----------------   ----------------

Net cash provided by financing activities                                              2,295,216          4,083,205
                                                                                 ----------------   ----------------



See accompanying notes to consolidated financial statements.

                           Years Ended December 31,                                    2003               2002
------------------------------------------------------------------------------   ----------------   ----------------
Cash flows from operating activities

Net decrease in cash                                                                      (5,223)           (24,883)

Cash, beginning of year                                                                   13,384             38,267
                                                                                 ----------------   ----------------

Cash, end of year                                                                $         8,161    $        13,384
                                                                                 ================   ================

Supplemental disclosure of cash flow information,
   cash paid during the period for interest                                      $       202,349    $       154,732
                                                                                 ================   ================


Supplemental disclosures of noncash investing and financing activities

During the year ended December 31, 2002, the Company entered into two separate agreements to convert $2,000,000 of notes payable, stockholders into 1,760,417 shares of common stock.

On May 15, 2002, the Company consolidated the outstanding amounts due to the majority stockholder into a promissory note of approximately $1,200,000 classified as a note payable, stockholder. Approximately $262,000 of accrued expenses has been classified to notes payable, stockholders.

On June 30, 2002, the Company converted their outstanding line of credit with a non-affiliated bank into a note payable of $1,500,000.

During the year ended December 31, 2002, obligations under capital leases aggregating $45,099 were incurred when the Company entered into various leases for computer equipment.

During the year ended December 31, 2003, obligations under capital leases aggregating $56,845 were incurred when the Company entered into various leases for computer equipment.

During the year ended December 31, 2003, the Company entered into an agreement to convert $543,000 of notes payable, stockholders into 603,333 shares of common stock.

See accompanying notes to consolidated financial statements.

During the year ended December 31, 2003, the Company reclassed $329,812 of notes payable, stockholder to accrued expenses.



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Nature of operations

Stronghold Technologies, Inc. (the "Company") was incorporated in the state of New Jersey on August 1, 2000. The Company is engaged principally as a developer of wireless and internet-based systems for auto dealers in the United States.

On May 15, 2002, the Company entered into a Merger Agreement (the "Merger Agreement") with Stronghold Technologies, Inc. a Nevada corporation (formally known as TDT Development, Inc. ("Parent")) whereby Parent issued 7,000,000 shares of its common stock in exchange for all of the Company's outstanding shares in a transaction accounted for as a reverse purchase acquisition. As a result, the Company is considered for accounting purposes, to be the acquiring company since the stockholders of the Company acquired more than 50% of the issued and outstanding stock of Parent. Pursuant to this Merger Agreement, the outstanding options of the Company were also converted into options to purchase Parent common stock based on a conversion rate of 2.1875 as defined in the Merger Agreement. Prior to the merger, Parent's operations were comprised solely of a business that sold truffles imported from Italy through its wholly owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc. (the "Subsidiaries"). The Subsidiaries were sold on July 19, 2002 and had virtually no material operations for the period of May 16, 2002 through July 19, 2002. Since this transaction resulted in a change in reporting entity, the historical financial statements prior to May 16, 2002 are those of the Company. The stockholders' deficit of the Company has been retroactively restated.

2.    Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $4,258,000 and has negative cash flows from operations of approximately $1,551,000 for the year ended December 31, 2003, and has a working capital deficit of approximately $4,333,000 and a stockholders' deficit of approximately $4,346,000 as of December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2004, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.    Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization as follows:

                                       Estimated
              Asset                   Useful Life        Principal Method
----------------------------------- ----------------- ------------------------
Computer equipment                      5 Years       Declining-balance
Computer software                       3 Years       Declining-balance
Furniture and fixtures                  7 Years       Declining-balance
Leasehold improvements                  4 Years       Straight-line

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are written off as uncollectable at the discretion of management.

Inventories

Inventories, which are comprised of hardware for resale, are stated at cost, on an average cost basis, which does not exceed market value.

Software Development Costs

Capitalized software development costs, including significant product enhancements, incurred subsequent to establishing technological feasibility in the process of software development and production, are capitalized according to Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. The capitalized software is amortized over a three year period using the straight-line method. For the years ended December 31, 2003 and 2002 the amount of software development costs incurred that were not capitalized were approximately $nil and $1,322,000, respectively.

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

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

Retirement Plan

The Company has a retirement plan under Section 401(k) of the Internal Revenue Code ("the Plan"), which covers all eligible employees. The Plan provides for voluntary deduction of the employee's salary, subject to Internal Revenue Code limitations. The Company can make a matching contribution to the Plan, which is at the discretion of the Company and is determined annually. There were no matching contributions for the years ended December 31, 2003 and 2002.

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

Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company's net loss and net loss per common share would have been the following pro forma amounts for the years ended December 31, 2003 and 2002.


                                            2003                2002
------------------------------------ ------------------- --------------------
Net loss applicable to common
   shareholders, as reported           $    (4,258,007)    $    (4,823,646)

Deduct
Total Stock-based compensation
expense determined under fair
value method for all awards, net
of related tax effect                           55,857              73,329
                                     ------------------- --------------------

Pro Forma                              $    (4,313,864)    $    (4,896,975)
                                     =================== ====================

Basic and diluted EPS
   As reported                         $         (0.38)    $         (0.55)
   Pro Forma                           $         (0.38)    $         (0.55)


The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 2.06%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.27% and 4.03% for the years ended December 31, 2003 and 2002, respectively.

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

Loss Per Common Share

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share exclude dilutions and are computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of the outstanding options and warrants are anti-dilutive, they have been excluded from the Company's computation of loss per common share.

New Accounting Pronouncements

During 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 150 requires certain freestanding financial instruments, such as mandatory redeemable preferred stock, to be measured at fair value and classified as liabilities. The implementation of SFAS Nos. 149 and 150 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

4.    Property and equipment

Property and equipment at December 31, 2003 consists of the following:

        Computer equipment                                  $     187,732
        Computer software                                          18,493
        Furniture and fixtures                                     21,717
        Computer equipment recorded under capital leases          113,491
        Leasehold improvements                                      7,982
                                                            ----------------
                                                                  349,415

        Less accumulated depreciation and amortization,
        including $28,709 relating to computer equipment
        recorded  under capital leases                           (186,607)
                                                            ----------------

                                                            $     162,808
                                                            ================

5.    Software development costs

Software development costs consist of the following at December 31, 2003:

Carrying amount                                    $906,276
Less accumulated amortization                       135,324
                                                ------------
                                                   $770,952
                                                ============

For the years ended December 31, 2003 and 2002, amortization of capitalized software development costs charged to operations was $135,324 and nil, respectively.

Estimated amortization expense for the five years subsequent to December 31, 2003 is approximately as follows:

         Year ending December 31,
---------------------------------------------------------
         2004                                               $     292,000
         2005                                                     302,000
         2006                                                     177,000

6.    Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2003:

Deferred maintenance fees                                    $     342,421
Commissions                                                        166,210
Compensation                                                       228,028
Payroll taxes, withholding and penalties                         1,156,103
Accrued officer's compensation                                     329,812
Other                                                              132,122
                                                           -----------------
                                                             $   2,354,696
                                                           =================

7.    Notes payable, stockholders

At December 31, 2003, notes payable, stockholders consists of the following:

Note payable, stockholder bearing interest at 12.5%
  per annum and due on March 31, 2005, collateralized
  by the assets of the Company.  Up to $375,404 can be
  borrowed by the Company.                                         $     375,403

Note payable, stockholder bearing interest at 12.5%
  per annum and due on March 31, 2005, collateralized
  by the assets of the Company.  Up to $355,128 can be
  borrowed by the Company.                                               355,127

Note payable, stockholder bearing interest at 12.5% is
subordinated to the note payable of $1,500,000 (Note 8)
and is due after the terms of that note in 2006 (except
for $10,000 which is current).                                           266,375

Note payable, stockholder bearing interest at 8% per
  annum and due on June 30, 2004.  Up to $300,000 can
  be borrowed by the Company. (Note 12)                                  300,000

Note payable, stockholder bearing interest at 8% per
  annum and due on June 30, 2004.  Up to $100,000 can
  be borrowed by the Company. (Note 12)                                   80,000
                                                                   -------------
                                                                       1,376,905

Less current portion                                                     390,000
                                                                   -------------
                                                                   $     986,905
                                                                   =============

8.    Note payable

At June 30, 2002, the Company converted its outstanding line of credit into a note payable of $1,500,000. The note bears interest at a variable rate equal to the prime rate (4.00% at December 31, 2003), and is due in variable monthly installments plus interest to PNC Bank (formerly known as "United Trust Bank"), commencing in February 2003 through January 1, 2006. The principal payments are due monthly in the following amounts; $15,000 a month plus accrued interest from January 15, 2004 through December 15, 2004, $20,000 a month plus accrued interest from January 15, 2005 through December 15, 2005, and a balloon payment for the balance due on all outstanding principal and accrued interest on January 1, 2006. The note is collateralized by substantially all the assets of the Company and is guaranteed by the majority stockholder of the Company. The note payable, stockholder, of $266,375 is subordinated to this note. Interest expense on the note payable for the year ended December 31, 2003 was approximately $215,000. As of December 31, 2003 this note payable was in default of its covenants and as a result, is classified as current.

9.    Stock subscription receivable

The stock subscription receivable represents 600,000 shares of the Company's original common stock (restated to 1,312,500 as defined in the Agreement) due from two key employees and one stockholder.

10.   Stock option plans

The Company has adopted three stock option plans ("Plans") providing for incentive stock options ("ISOs") and non-qualified stock options ("NQSOs"). The Company has reserved 1,985,938 shares of common stock for issuance upon the exercise of stock options granted under the Plans. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company's common stock at the date of the grant. The exercise price of an ISO granted to an employee owning greater than 10% of the Company's common stock will not be less than 110% of the fair market value of the Company's common stock at the date of the grant. The Plans further provide that the maximum period in which stock options may be exercised will be determined by the board of directors, except that they may not be exercisable after ten years from the date of grant. All of the stock option plans vest over a three year period with each year earning 1/3 of total options granted as long as the employee is in employment with the Company upon the anniversary date.

The status of the Company's restated stock options per the Plans are summarized below:

                                                             Restated Per
                                                            Share Exercise     Weighted Average
                                            Plan Options         Price          Exercise Price
------------------------------------------- -------------- ------------------ -------------------
Outstanding at
    January 1, 2002                             562,187       $0.10-$0.69           $0.11
    Granted in the year ended
    December 31, 2002                         1,090,900       $0.25-$2.25           $1.53
    Terminated in the year ended
    December 31, 2002                          (288,240)      $0.10-$2.00           $0.69
                                            --------------
Outstanding at
   December 31, 2002                          1,364,847       $0.10-$2.25           $0.50
    Granted in the year ended
    December 31, 2003                         1,426,600       $0.45-$0.88           $0.59
    Terminated in the year ended
    December 31, 2003                          (882,138)      $0.10-$2.25           $0.82
                                            --------------
Outstanding at
    December 31, 2003                         1,909,309       $0.10-$2.25           $0.86
                                            ==============

The exercise price ranges for options outstanding and exercisable at December 31, 2003 were:

                               Number of Shares         Number of Shares
                               Outstanding as of         Exercisable at           Weighted       Weighted Average
                                 December 31,             December 31,            Average            Remaining
   Exercise Price Range              2003                     2003             Exercise Price    Contractual Life
--------------------------- ------------------------ ------------------------ ----------------- --------------------
    $.10 through $.50               355,850                  240,682               $0.36              9 Years
    $.51 through $1.50             1,531,459                 69,532                $0.98             10 Years
   $1.51 through $2.25              22,000                    8,000                $1.67             10 Years
                            ------------------------ ------------------------
                                   1,909,309                 318,214
                            ======================== ========================

11.   Income taxes

Until May 15, 2002, the date of the Merger Agreement, the Company operated as an "S" corporation and, as a result, the earnings and losses were included in the personal income tax returns of the respective stockholders. From the date of the Merger Agreement through December 31, 2002, the Company operated as a "C" corporation and had net operating losses of approximately $3,273,000. At December 31, 2003, the Company had net operating losses of approximately $7,483,000 that will expire between 2009 and 2023.

The components of the Company's deferred tax asset at December 31, 2003 is approximately as follows:

Net operating loss carry forwards                               $   3,033,000
Allowance for doubtful accounts                                        89,000
Interest payable, stockholder                                         165,000
Accrued compensation                                                  226,000
Deferred maintenance fees                                             139,000
                                                              -----------------
                                                                    3,652,000
Less valuation allowance                                           (3,652,000)
                                                              -----------------
Net deferred income tax asset                                   $           -
                                                              =================

The components of the Company's income tax benefit for the year ended December 31, 2003 are approximately as follows:

                                               2003               2002
                                         ----------------- ------------------
Deferred
   Federal                                 $   1,738,000      $   1,373,000
   State                                         302,000            239,000
                                         ----------------- ------------------
                                               2,040,000          1,612,000
Change invaluation allowance                  (2,040,000)        (1,612,000)
                                         ----------------- ------------------
                                           $           -      $           -
                                         ================= ==================

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                               2003                   2002
                                                         ----------------- ---- -----------------
Federal statutory rate                                                34   %                 34   %
State income taxes, net of federal effect                              7                      7
S-Corporation earnings passes to shareholders and other                `                     (4)
Change in valuation allowance and other                              (41)                   (37)
                                                         ----------------- ---- -----------------
Effective income tax rate                                              0   %                  0    %

12.   Commitments and contingencies

Securities Purchase Agreements

The Company, along with Parent, and certain stockholders of the Company (together the "Parties"), entered into a Securities Purchase Agreement (the "Series A Purchase Agreement") dated and executed on May 15, 2002, with Stanford Venture Capital Holdings, Inc. ("Stanford"). Pursuant to the Series A Purchase Agreement, the Parties agreed to issue to Stanford a total of 2,002,750 shares of the Company's Series A $1.50 Convertible Preferred Stock ("Series A

Preferred Stock"), plus five-year warrants purchasing 2,002,750 shares of the Company's common stock at an exercise price of $1.50 for the first 1,001,375 shares and $2.25 for the remaining shares. The value of the warrants was treated as a dividend for approximately $295,000 (computed using the Black-Scholes model with the following assumptions: expected volatility of 0%, expected dividend yield rate of 0%, expected life of 5 years, and a risk-free interest rate of 4.03% for December 31, 2002) on May 15, 2002, the date of issuance. Pursuant to the Series A Purchase Agreement, the issuance of the Series A Preferred Stock and Warrants took place on four separate closing dates beginning on May 16, 2002 and closing on July 19, 2002.

The Parties entered into an additional Securities Purchase Agreement (the "Series B Purchase Agreement") dated and executed on April 30, 2003 with Stanford. Pursuant to the Series B Purchase Agreement, the Parties agreed to issue to Stanford a total of 2,444,444 shares of the Company's Series B $.90 Convertible Preferred Stock ("Series B Preferred Stock"). Pursuant to the Series B Purchase Agreement, the issuance of the Series B Preferred Stock took place on six separate closing dates beginning on April 30, 2003 and closing on September 15, 2003. In connection with the issuance of the Series B Preferred Stock, the Series B Purchase Agreement also required the Company to lower the exercise price of the 2,002,750 warrants that were issued with the Series A Purchase Agreement. The conversion price for these warrants was reduced to $0.25 from the original conversion prices of $1.50 and $2.25, and was accounted for as a cost of issuance of the Series B Purchase Agreement.

In connection with both the Series A and Series B Purchase Agreements, certain stockholders of the Company entered into a Lock-Up Agreement in which the Parties agreed not to sell, assign, transfer, pledge, mortgage, encumber or otherwise dispose of their shares of the Company's capital stock for a period of two years, with certain exceptions, as defined in the Lock-Up Agreement.

Warrants

The 2,002,750 warrants issued to Stanford were modified again on December 15, 2003 for the waiver of Stanford's anti-dilution rights that were associated with the Series A Purchase Agreement. The conversion price of the warrants were reduced from the modified $0.25 to $.0001 and were exercised on December 15, 2003 for 2,002,750 shares of common stock. The modification of warrants were accounted for as a cost of issuance of the common shares. There are no additional outstanding warrants with Stanford.

During the year ended December 31, 2003, an aggregate of 391,753 warrants were issued in conjunction with the stockholder notes payable of $300,000 and $80,000 (Note 7). The fair value of the warrants issued in connection with the debt was $95,000 and it was fully expensed as additional interest. The warrants have an exercise price of $0.97 and expire on March 18, 2013. All 391,753 warrants have been assigned from the Stockholder to unrelated third parties as of March 2003.

Leases

The Company rents facilities under leases in New Jersey, Virginia and California. The Company is obligated under these leases through January 2008. In addition to the base rent, one lease provides for the Company to pay a proportionate share of operating costs and other expenses. Future aggregate minimum annual rent payments under these leases are approximately as follows:

Years ending December 31,
                2004                                           $     199,000
                2005                                                 180,000
                2006                                                 100,000
                2007                                                  81,000
                2008                                                   7,000
                                                             -----------------
                                                               $     567,000
                                                             =================

Rent expense was approximately $165,000 and $128,000 for the years ended December 31, 2003 and 2002, respectively.

Obligations Under Capital Leases

At December 31, 2003, the Company has computer equipment recorded under capital leases expiring at various dates through 2006. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are depreciated over their estimated useful lives.

As of December 31, 2003, minimum future lease payments are approximately as follows:

Years ending December 31,
                2004                                          $      56,000
                2005                                                 38,000
                2006                                                  4,000
                                                            -----------------

Total minimum lease payments                                         98,000
Less amounts representing interest                                   18,000
                                                            -----------------
Present value of net minimum lease payments                          80,000
Less current portion                                                 46,000
                                                            -----------------

Long-term portion                                             $      34,000
                                                            =================

13.   Stockholders' deficit

On April 22, 2002 and May 16, 2002, the majority stockholder converted and exchanged an aggregate of $2,000,000 of borrowings that were outstanding under a line of credit agreement for an aggregate of 1,093,750 and 666,667 shares of the Company's common stock, at a conversion price of $0.914 and $1.50, respectively. The remaining amounts outstanding under the line of credit, plus accrued interest, accrued officer compensation and un-reimbursed expenses were converted into a promissory note for approximately $1,200,000 on May 15, 2002 (Note 7). On April 30, 2003, the same stockholder converted $543,000 of note payable, stockholder into 603,333 shares of common stock at a conversion price of $0.90.

14.   Subsequent events

During the period of January 1, 2004 through March 15, 2004 the Company received two separate loans from Stanford in the aggregated amount of $875,000. The final terms of the loans are to be determined but the Company expects to pay Stanford an 8% annual coupon on the funds and to redeem the loan no later than three years from the date of funding.

During January 2004 the Company sold approximately 150,000 shares of common stock for $50,000 to a related party.