Form 10QSB
period 2004-03-31
STRONGHOLD TECHNOLOGIES INC
filed 2004-05-24
CIK 1133598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT for the transition period from _______ to _______.

                        Commission file number: 333-54822

                          STRONGHOLD TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                        22-3762832
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                     106 Allen Road, Basking Ridge, NJ 07920
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (908) 903-1195
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 24, 2004, 13,438,277 shares of the Registrant's common stock, (par value, $0.0001), were outstanding.

Transitional Small Business Disclosure Format: (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----


PART I  - Financial Information
-------------------------------

Item 1.   Financial Statements................................................2

          Consolidated Balance Sheet
          as of March 31, 2004 (unaudited)....................................2

          Consolidated Statements of Operations
          For the Three Months Ended March 31, 2004 and 2003
          (unaudited).........................................................3

          Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2004 and 2003
          (unaudited).........................................................4

          Notes to Consolidated Financial Statements..........................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................10

Item 3.   Controls and Procedures............................................24


PART II - Other Information
---------------------------

Item 1.   Legal Proceedings..................................................25

Item 2.   Changes in Securities and Use of Proceeds..........................25

Item 3.   Defaults Upon Senior Securities....................................26

Item 4.   Submission of Matters to a Vote of Security Holders................26

Item 6.   Exhibits and Reports on Form 8-K...................................26

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  Stronghold Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheet
                           March 31, 2004 (Unaudited)

March 31,                                                            2004
-------------------------------------------------------------------------------

ASSETS

Current assets
  Cash                                                         $        52,955
  Accounts receivable, less allowance for returns and
   doubtful accounts of $184,067                                       703,035
  Inventories                                                          119,025
  Prepaid expenses                                                      31,328
                                                               ---------------
      Total current assets                                             906,343
                                                               ---------------
Property and equipment, net                                            142,959
                                                               ---------------
Other assets
  Software development costs, net of amortization                      830,170
  Other                                                                152,438
                                                               ---------------
      Total other assets                                               982,608
                                                               ---------------
                                                               $     2,031,910
                                                               ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                             $       697,300
  Accrued expenses and other current liabilities                     2,294,947
  Interest payable, stockholders                                       420,000
  Notes payable, stockholders, current portion                         390,000
  Note payable                                                       1,186,667
  Obligations under capital leases, current portion                     45,827
                                                               ---------------
      Total current liabilities                                      5,034,741
                                                               ---------------
Long-term liabilities
  Notes payable, stockholders, less current portion                  1,861,906
  Obligations under capital leases, less current portion                23,287
                                                               ---------------
      Total long term liabilities                                    1,885,193
                                                               ---------------
Commitments and contingencies

Stockholders' deficit
  Preferred stock, Series A, $.0001 par value; authorized
    5,000,000 shares, 2,002,750 issued and outstanding
    (aggregate liquidation preference of $3,004,125)                       201
  Preferred stock, Series B, $.0001 par value; authorized
    2,444,444 shares, 2,444,444 issued and outstanding
    (aggregate liquidation preference of $2,200,000)                       244
  Common stock, $.0001 par value, authorized 50,000,000
    shares, 13,438,277 issued and outstanding                            1,344
  Additional paid-in capital                                         7,753,804
  Stock subscription receivable                                         (3,000)
  Accumulated deficit                                              (12,640,617)
                                                               ---------------
      Total stockholders' deficit                                   (4,888,024)
                                                               ---------------
                                                               $     2,031,910
                                                               ===============

                  Stronghold Technologies, Inc. and Subsidiary
                      Consolidated Statements of Operations




Three months ended March 31,                    2004                2003
--------------------------------------------------------------------------------
                                             (Unaudited)         (Unaudited)


Sales                                      $       643,678     $       919,010

Cost of sales                                      236,508             323,704
                                           ---------------     ---------------

Gross profit                                       407,170             595,306

Selling, general and
  administrative                                   964,002           1,108,814
                                           ---------------     ---------------

Loss from operations                              (556,832)           (513,508)

Interest expense                                    26,897             107,646
                                           ---------------     ---------------

Net loss applicable to common
  stockholders                             $      (583,728)    $      (621,154)
                                           ===============     ===============



Basic and diluted loss per
  common share                             $         (0.04)    $         (0.06)
                                           ===============     ===============





Weighted average number of
  common shares outstanding                $    13,341,930     $     9,857,000
                                           ===============     ===============

                  Stronghold Technologies, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows

Three months ended March 31,                                                    2004              2003
------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)        (Unudited)
Cash flows from operating activities
  Net loss                                                                $    (583,728)     $    (621,154)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Provision for returns and allowances                                         14,000
    Depreciation and amortization                                                96,948             15,000
    Interest payable, stockholders                                               12,095             61,624
    Non-cash interest expense for issuance of warrants                                              23,750
    Changes in operating assets and liabilities:
     Accounts receivable                                                       (130,247)            31,217
     Inventories                                                                 52,721             47,000
     Prepaid expenses                                                           (19,686)            (8,977)
     Other assets                                                               (78,231)            (3,585)
     Accounts payable                                                            15,978           (157,620)
     Accrued expenses and other current liabilities                             (59,749)           283,444
                                                                          -------------      -------------
Net cash used in operating activities                                          (679,899)          (329,301)
                                                                          -------------      -------------

Cash flows from investing activities
Payments for purchase of property and equipment                                  (1,991)            (3,325)
Payments for software development costs                                        (134,326)          (174,085)
                                                                          -------------      -------------
Net cash used in investing activities                                          (136,317)          (177,410)
                                                                          -------------      -------------

Cash flows from financing activities
  Proceeds from issuance of common stock                                         42,052
  Proceeds from notes payable, stockholders                                     895,000            606,200
  Principal repayments of notes payable, stockholders                           (20,000)           (20,000)
  Principal repayments of notes payable                                         (45,000)           (83,333)
  Principal payments for obligations under capital leases                       (11,042)            (3,859)
                                                                          -------------      -------------
Net cash provided by financing activities                                       861,010            499,008
                                                                          -------------      -------------

Net increase (decrease) in cash                                                  44,794             (7,703)

Cash, beginning of period                                                         8,161             13,384
                                                                          -------------      -------------

Cash, end of period                                                       $      52,955      $       5,681
                                                                          =============      =============

Supplemental disclosure of cash flow information
  cash paid during the period for interest                                $      14,801      $      22,272
                                                                          =============      =============

Supplementary schedule of non-cash investing and financing acrivities
  warrants issued in connection with debt                                 $          --      $      95,000
                                                                          =============      =============

Definitions

      All references to "we," "us," "our," the "Company" or similar terms used herein refer to Stronghold Technologies, Inc., a Nevada corporation, formerly known as TDT Development, Inc. and its wholly-owned subsidiary, Stronghold Technologies, Inc., a New Jersey corporation. All references to "Stronghold" used herein refer to just our wholly-owned subsidiary, Stronghold Technologies, Inc., a New Jersey corporation. All references to the "Predecessor Entity" refer to the New Jersey corporation we acquired on May 16, 2002, Stronghold Technologies, Inc., which was merged with and into Stronghold.

                  Stronghold Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


1.    BASIS OF PRESENTATION
      ---------------------

      The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 2003.

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

4.    NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Statement is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003 and should be applied prospectively. The implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

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

      Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company's net loss and net loss per common share would have been the following pro forma amounts for the three-month and periods ended March 31, 2004 and 2003.

                                                Three months ended
                                                     March 31,
                                             -----------------------
                                                2004          2003
                                             ---------     ---------

          Net loss applicable to common
            stockholders, as reported        $(583,728)    $(621,154)

          Deduct
          Total stock-based
            compensation expense
            determined under fair value
            method for all awards, net
            of related tax effect               12,819        19,031
                                             ---------     ---------

          Pro Forma                          $(596,548)    $(640,185)
                                             =========     =========

          Basic and diluted EPS
             As reported                     $   (0.04)    $   (0.06)
             Pro forma                       $   (0.04)    $   (0.06)
          March 31, 2004 and 2003

      The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 0%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 3.83% and 3.81% for March 31, 2004 and 2003, respectively.

6.    GOING CONCERN
      -------------

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of approximately $584,000 and has negative cash flows from operations of approximately $680,000 for the three months ended March 31, 2004, and has a working capital deficit of approximately $4,128,000 and a stockholders' deficit of approximately $4,888,000 as of March 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2004, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
      ----------------------------------------------

      Accrued expenses and other current liabilities consist of the following at March 31, 2004:

                  Sales tax                            82,165
                  Payroll taxes                     1,116,662
                  401(k) withholding                   12,922
                  Compensation                        385,988
                  Commissions                         141,836
                  Other accrued expenses              176,129
                  Deferred maintenance fees           379,245
                                                   ----------
                  Total                             2,294,947
                                                   ==========

8.    COMMITMENTS AND CONTINGENCIES
      -----------------------------

      Securities Purchase Agreement

      The Company and certain stockholders of the Company (together the "Parties"), entered into a Securities Purchase Agreement (the "Series A Purchase Agreement") dated and executed on May 15, 2002, with Stanford Venture Capital Holdings, Inc. ("Stanford"). Pursuant to the Series A Purchase Agreement, the Company agreed to issue to Stanford a total of 2,002,750 shares of the Company's Series A $1.50 Convertible Preferred Stock ("Series A Preferred Stock") and a five-year warrant to purchase 2,002,750 shares of the Company's common stock (1,001,375 shares exercisable at $1.50 per share and 1,001,375 shares exercisable at $2.25 per share). The value of the warrant was treated as a dividend for approximately $295,000 (computed using the Black-Scholes model with the following assumptions: expected volatility of 0%, expected dividend yield rate of 0%, expected life of 5 years, and a risk-free interest rate of 4.03% on May 15, 2002, the date of issuance. Pursuant to the Series A Purchase Agreement, the issuance of the Series A Preferred Stock and Warrants took place on four separate closing dates beginning on May 16, 2002 and closing on July 19, 2002.

      The Company entered into a second Securities Purchase Agreement (the "Series B Purchase Agreement") dated and executed on April 30, 2003 with Stanford. Pursuant to the Series B Purchase Agreement, the Company agreed to issue to Stanford a total of 2,444,444 shares of the Company's Series B $.90 Convertible Preferred Stock ("Series B Preferred Stock"). Pursuant to the terms of the Series B Purchase Agreement, the issuance of the Series B Preferred Stock took place on six separate closing dates between April 30, 2003 and September 15, 2003. In connection with the issuance of the Series B Preferred Stock, the Series B Purchase Agreement also required the Company to lower the exercise price of the 2,002,750 warrants that were issued with the Series A Purchase Agreement. The conversion price for these warrants was reduced to $0.25 from the original conversion prices of $1.50 and $2.25, and was accounted for as a cost of issuance of the Series B Purchase Agreement.

      In connection with both the Series A and Series B Purchase Agreements, certain stockholders of the Company entered into a Lock-Up Agreement in which the Parties agreed not to sell, assign, transfer, pledge, mortgage, encumber or otherwise dispose of their shares of the

Company's capital stock for a period of two years, with certain exceptions, as defined in the Lock-Up Agreement.

      Warrant

      The warrant to purchase 2,002,750 shares of common stock in connection with the Series A Purchase Agreement (and as modified pursuant to the Series B Purchase Agreement) was modified again on December 15, 2003 in exchange for Stanford's waiver of certain rights, including rights of participation and anti-dilution protection, associated with the Series A Purchase Agreement and Series B Purchase Agreement. The exercise price of the warrants was reduced from $0.25 to $.0001 and were exercised on December 15, 2003 for 2,002,750 shares of common stock. The modification of warrants were accounted for as a cost of issuance of the common shares. There are no additional outstanding warrants with Stanford.

9.    SUBSEQUENT EVENTS
      -----------------

      On April 30, 2004, we entered into an installment agreement with the United States Internal Revenue Service ("IRS") to pay withholding taxes due in the amount of $1,233,101.35, under the terms of which we will pay $35,000 each month, commencing June 28, 2004, until we have paid the withholding taxes due in full. We estimate that at the rate of $35,000 per month, we will make 36 monthly payments to the IRS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

      The following discussion should be read in conjunction with our financial statements and the accompanying notes appearing subsequently under the caption "Financial Statements", along with other financial and operating information included elsewhere in this quarterly report. Certain statements under this caption "Management's Discussion and Analysis and Results of Operation" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See our "Safe Harbor Statement" included herein.

Executive Overview

      We are a Customer Relationship Management ("CRM") solutions provider for the retail automotive industry. Stronghold's DealerAdvance(TM) Sales Solution is designed to streamline dealership sales operations using software that integrates existing technology systems.

      Stronghold's strategic focus since our entry into the automotive retail market on May 2002 has been:

      o Applying wireless technology, leveraging the Internet, providing software and process improvement methods to improve buying and servicing satisfaction at retail automobile dealerships.

      o     Establishment and growth of customer base.

      o     Geographic diversification to penetrate large national markets.

      o     Development of user friendly CRM applications.

      o Development of a best-of-breed seamless software solution that replaces multiple applications that typically are not designed to work together as seamlessly as DealerAdvance(TM).

      Stronghold's current initiatives include the following:

      o Leveraging existing clients to generate new and recurring revenues through the introduction of new products and services.

      o Developing and refining products through internal research and development, strategic partnerships and acquisitions that target synergistic applications surrounding the dealership accounting systems (DMS - Dealer Management System). The goal of these efforts is to become a leading, single source solution provider to automobile dealerships.

      o Stronghold's new products and concepts (or product candidates) include: in-coming call management; advertising effectiveness reporting; Internet lead management; services marketing; online credit reporting; and compliance with Do Not Call regulations.

      o     Making strategic acquisitions.

Our History

      We were incorporated as a Nevada corporation on September 8, 2000, under the name TDT Development, Inc. On May 16, 2002 we acquired our Predecessor Entity, pursuant to a merger of Stronghold Technologies into our wholly-owned subsidiary, TDT Stronghold Acquisition Corp., referred to herein as "Acquisition Sub". As consideration for the merger, we issued 7,000,000 shares of our common stock, par value $0.0001 per share, to the stockholders of the Predecessor Entity in exchange for all of the issued and outstanding shares of the Predecessor Entity. The stockholders of the Predecessor Entity continue to hold these shares of our common stock. Following the merger, Acquisition Sub, the survivor of the merger, changed its name to Stronghold Technologies, Inc. (NJ) and remains our only wholly-owned subsidiary. On July 11, 2002, we changed our name from TDT Development, Inc. to Stronghold Technologies, Inc. On July 19, 2002, we exchanged all of the shares that we held in our two other wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc., which conducted an import and distribution business specializing in truffle-based food product, for 75,000 shares of our common stock held by Mr. Pietro Bortolatti, our former president.

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

Overview of our Handheld Technology Business

      On May 16, 2002, we entered the handheld wireless technology business via our acquisition by merger of the Predecessor Entity. The Predecessor Entity was founded on August 1, 2000 to develop proprietary handheld wireless technology for the automotive dealer software market. Since the merger of the Predecessor Entity into our subsidiary, we continue to conduct the Predecessor Entity's handheld wireless technology business.

Description of Products

      Our DealerAdvance(TM) suite of Customer Relationship Management ("CRM") software, has been designed to maximize revenues and reduce operating expenses of automobile dealerships. Stronghold has completed the development of its DealerAdvance Sales Solution(TM), a software suite designed to increase sales by effectively capturing a greater percentage of unsold customer prospects and maximizing customer "be-back" rates. We are in various stages of development of complimentary CRM systems for our handheld devices, including the DealerAdvance Service Solution(TM), which is designed to further increase Stronghold's clients' revenues and profits by managing dealer service operations, customer information and vehicle inventory. Stronghold is designing products to be functionally equivalent to the devices used by automobile rental agencies in which automobile return and checkout is automated using scanning and other point of sale technology.

      Stronghold generally grants a 60-day performance guarantee period for each new installation. If performance goals are met, the contracts become noncancellable for its term, usually 36 months. As of March 31, 2004, a total of 78 dealers were using the DealerAdvance Sales Solution(TM), of which approximately 70 had reached or exceeded the 60-day performance period.

New Product Developments

      Stronghold has identified five major prospect and customer sources within an auto dealership that can be leveraged for revenue and profit: walk in showroom traffic, call-in prospects, internet based leads, the existing owner base of customers and service prospects. The vision for DealerAdvance(TM) is to provide a single solution to attack all of these groups to increase profitability and improve customer service in the dealership. DealerAdvance(TM) provides information captured from prospects, and provides automobile dealerships with the ability to manage prospects and customers through a disciplined follow-up process.

      The development plan includes the addition of the following applications and functions:

      With Version 3.4 introduced in January 2004, Stronghold introduced a Call Management application that is expected to allow dealerships to automatically capture and track prospects that contact the dealership via phone. This new program allows salespeople to retrieve customer information while talking to the customer and to conduct a needs analysis for handling prospect phone calls. The Call Management application automatically generates management logs and reports designed to identify sales associates that need phone skills training. In addition, Stronghold has partnered with the two leading Call Management Systems providers, Call Bright and Who's Calling, who provide 800 number and web based system forwarding functions to DealerAdvance(TM). Stronghold has created a software to poll the web sites for incoming caller ID and provide prospect assignment, and comparative analysis relating to follow up activities. This application is expected to significantly increase the conversion of call-in prospects to customers.

      In Version 3.4 Stronghold expanded its offerings to include an initial application for Internet Lead Management. Most dealerships secure Internet leads through multiple sources including their own web site, manufacturers' forwarded leads, and subscription services including Autobytel and others. These lead sources are received through DealerAdvance(TM), which processes a quick response via email, and then passes qualified leads to sales associates for phone follow-up leading to appointment setting. We plan several enhancements to this application.

      In January 2004, Stronghold also introduced an application that lessens potential violations of the 2003 federal Do Not Call regulations. This system automatically and regularly compares the prospect and customers within the system to the Do Not Call registry data base. The application also allows the dealership personnel to log prospect and customer requests not to be contacted. The system deletes from the database telephone numbers that match numbers in the Do Not Call database.

      In February 2004, Stronghold introduced Services Marketing. Services Marketing is offered in partnership with Market One, LLC. Through Market One, we offer services in database marketing, data warehousing, predictive modeling, marketing consulting, campaign fulfillment, direct mail, telemarketing and surveys, and Internet communications services. During 2004, we intend to combine the Services Marketing application from Market One with follow-up and reporting capabilities within DealerAdvance(TM), to provide activities reporting for increasing repeat sales to dealership customers.

      In the third quarter of 2004 Stronghold plans to introduce online consumer credit reporting to our customers through an "Applications Service Provider" (known as "ASP") web hosted model integrated to inquiries from DealerAdvance(TM). The service accesses credit reports from Experian, Equifax and Transunion.

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

Our Revenues

      Stronghold's revenues are primarily received from system installation, software licenses and system maintenance. The approximate average selling package price of the system and installation also is $70,000. Additional revenues are derived from monthly system maintenance agreements that have a monthly fee of $850 per month and a total contract value of $30,600. The revenues derived from these categories are summarized below:

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

      o Monthly Recurring Maintenance Revenue: This represents the maintenance and support contract for the Dealer Advance Service Solution that the customer executes with the system installation. The typical maintenance contract is for 36 months. In the three year operating history of the Company, approximately 50% of all the Company's customers have prepaid the maintenance fees through a third party leasing finance company. These prepaid maintenance fees have provided additional cash flow to us and have generated a deferred revenue liability on or balance sheet.

      Cost of sales for software licensing with the installation are estimated at 10% of revenue for reproduction, minor customer specific configurations and the setup cost of interface with the customers' DMS. Cost of sales for the system installation includes direct labor and travel, subcontractors and third party hardware.

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

Research and Development

      Since our Predecessor Entity's inception in September 2000, we have spent approximately $3,782,382 on research and development activities. While we have been successful in meeting planned goals in the development and introduction of DealerAdvance Sales Solution(TM), there can be no assurance that our research and development efforts will be successful with respect to additional products, or if successful, that we will be able to successfully commercially exploit such additional products.

Marketing and Sales

      Stronghold has identified a target market of approximately 12,000 automobile dealerships in the United States that meet the base criteria for our system. More specifically, we target a primary market of 6,500 dealerships that sell a minimum of 75 new and used cars each month and do not currently have CRM systems.

      Stronghold has an in-house sales force that distributes its DealerAdvance Sales Solution(TM) and we continue to grow our Sales and Marketing team, adding geographically defined territories.

Employees

      As of March 31, 2004, Stronghold had a total of 29 full-time employees, of which 20 are dedicated to marketing and sales and regional customer support. As of March 31, 2004, we had 1 employee in Arizona, 8 in California, 1 in Florida, 1 in Georgia, 2 in North Carolina, 6 in New Jersey, 1 in Texas, and 9 in Virginia.

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

Liquidity and Capital Resources

Overview

      As of March 31, 2004, our cash balance was $52,955. We had a net loss of $583,728 for the quarter ended March 31, 2004. We had a net operating loss of $4,258,007 for the fiscal year ended December 31, 2004, and a net operating loss of approximately $8,114,728 for the period from May 17, 2002 through March 31, 2004 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of March 31, 2004 was $887,102 (less allowances for doubtful accounts of $184,067), and $1,361,234 (less allowances for doubtful accounts of $200,000) for the quarter ended March 31, 2003. Accounts receivable balances represent amounts owed to Stronghold for new installations and maintenance, service, training services, software customization and additional systems components.

Financing Needs

      To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception, we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $583,728 and has negative cash flows from operations of approximately $679,889 for the quarter year ended March 31, 2004, and has a working capital deficit of approximately $4,128,398 and a stockholders' deficit of approximately $4,888,000 as of March 31, 2004. These conditions raise substantial doubt about our ability to continue as a going concern. During 2004, our management will rely on raising additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

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

      On January 9, 2004, we were served with a notice of an event of default by United Trust Bank, now PNC Bank, a successor by merger effective January 2004 with United Trust Bank, ("the Bank"), under its Loan Agreement. Pursuant to section 6.01(d) of the Loan Agreement, an Event of Default exists due to the Company's failure to pay Payroll Tax Obligations aggregating in the amount of $1,089,897 as of December 31, 2003 (including estimated penalties and interest). The Company continues to make timely scheduled payments pursuant to the terms of the loan and is in forbearance negotiations with the Bank with respect to the default. On April 1, 2004, the Company received a second Notice of Event of Default stating that the Bank had accelerated the maturity of the Loan and declared all principal, interest, and other outstanding amounts due and payable. However, if the Company is unable to reach a forbearance agreement with the Bank, we may be required to pay off the amounts outstanding under the loan, and if we are unable to pay off the amounts outstanding, the Bank could seize the assets of the Company pledged as security for the Loan. If either of these actions occur, we may be unable to continue our operations.

      Because we are in default under the terms of the loan due primarily to our payroll tax default, the Bank has instituted the default rate of interest which is 5% above the "highest New York City prime rate" stated above. We have entered into an installment agreement with the United States Internal Revenue Service to pay the withholding taxes, under the terms of which we will pay $100,000 by May 31, 2004 and $35,000 each month, commencing June 28, 2004, until we have paid the withholding taxes due in full.

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

      On April 24, 2003, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc. for the issuance of 2,444,444 shares of our Series B $0.90 Convertible Preferred Stock. The issuance of the Series B Preferred Stock took place on six separate closing dates beginning on May 5, 2003 through September 15, 2003. In connection with the Securities Purchase Agreement, we agreed to modify the previously issued five-year warrants to purchase 2,002,750 shares of our common stock: (i) to reduce the exercise price to $.25 per share; and (ii) to extend the expiration date through August 1, 2008. In addition, our President and Chief Executive Officer, Christopher J. Carey, agreed to convert outstanding loans of $543,000 to 603,333 shares of our common stock at a price of $.90 per share. In addition, the Company and Stanford entered into a Registration Rights Agreement, dated April 30, 2003, in which the Company agreed to register the shares of the Company's common stock issuable upon conversion of the Series A and Series B Preferred Stock with the Securities and Exchange Commission, no later than November 15, 2003. The Company and Stanford agreed to extend the date of the filing requirements of the Registration Rights Agreement to March 14, 2004. We have not yet filed a registration statement, and are in negotiations with Stanford regarding an extension of the registration filing date.

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

      On March 18, 2003, we entered into a bridge loan agreement with Christopher J. Carey, for a total of $380,000. The agreement stipulates that the Company will pay an 8% interest rate on a quarterly basis until the loan becomes due and payable on June 30, 2004. We also issued to Mr. Carey 391,754 warrants exercisable for common stock for 10 years at a price of $0.97 per share. On December 30, 2003, Christopher J. Carey agreed to extend the term of the promissory note to June 30, 2004. As of December 31, 2003, $380,000 was outstanding under this bridge loan agreement.

      In October 2003, the Company commenced offerings to accredited investors in private placements of up to $3,000,000 of the Company's common stock. In the period of October 2003 through January 9, 2004 the Company raised $225,000 under the terms of these private placements. The shares offered in the private placement are priced at the 5 trading day trailing average closing price of the common stock on the OTCBB, less 20%. For each share purchased in the private placements, purchasers received a warrant to purchase one half (0.5) share of common stock at 130% of the purchase price. A minimum of $25,000 was required per investor. The number shares issued under this placement total 509,559, at an average price of $0.44/share.

      On March 3, 2004 and March 15, 2004 we received loans in the amount of $437,500 each from Stanford. The final terms of the investment are to be determined but the Company expects to pay Stanford an 8% annual dividend on the funds invested and to redeem the securities not later than three years from the date of funding.

      To enable us to fund our research and development and commercialization efforts, during the next several months, we may enter into additional debt and/or equity transactions with individual investors.

Results of Operations

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

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition Policy

      Revenue related to the sale of products is comprised of one-time charges to dealership customers for hardware (including server, wireless infrastructure, desktop PCs, printers, interior/exterior access points/antennas and handheld devices), software licensing fees and installation/training services. Stronghold charges DealerAdvance Sales Solution(TM) dealers for all costs associated with installation. The most significant variable in pricing is the number of handheld devices purchased. Stronghold has not determined pricing for DealerAdvance Service Solution(TM).

      Once DealerAdvance Sales Solution(TM) is installed, Stronghold provides hardware and software maintenance services for a yearly fee equal to approximately 10% of the one-time implementation fees. All dealerships are required to purchase maintenance with installations and pay maintenance fees on a monthly basis. Stronghold provides our customers with services, including software and report customization, business and operations consulting, and sales training services on an as needed basis and typically are charged on a time and expenses basis.

      Stronghold offers all new customers a sixty-day performance trial period during which time performance targets are set. Stronghold installs the system and agrees to remove the system at no charge if the performance targets are not met. If performance is met, a large portion of the dealerships enter into a third party lease generally with lessors introduced by us. We have entered into a number of relationships with leasing companies in which the leasing company finances the implementation fees for the dealership in a direct contractual relationship with the dealership. The lease is based solely on the creditworthiness of the dealership without recourse to us. The leasing company receives an invoice from us, and remits funds upon acceptance by the dealership. We receive all funds as invoiced, with interest costs passed to the dealership. These leases typically run 36 months in duration, during which time we contract for service and maintenance services. Stronghold charges separately for future software customization after the initial installation, for additional training, and for additions to the base system (e.g., more handheld devices for additional sales people). Depending upon the dealership arrangement, the support and maintenance contracts are either billed monthly and recorded as revenue monthly, or are recorded up front to unearned maintenance fees at the present value of the 36-month revenue stream and amortized monthly to revenue over the life of the agreement.

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

Software Development Capitalization Policy

      Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. For the quarter ended March 31, 2004, we capitalized $134,326 of development costs in developing enhanced functionality of our DealerAdvance(TM) products.

THREE MONTHS ENDED MARCH 31, 2004 AND THREE MONTHS ENDED MARCH 31, 2003.
------------------------------------------------------------------------

      For the quarter ended March 31, 2004, we had revenue of $643,678 compared with revenue of $919,010 for the quarter ended March 31, 2003. This decrease in revenue of $275,332 or 30.00% is primarily attributed to steps we made to address the Company's limited funding. The Company's decision to conserve capital and reduce head count through the fourth quarter and into the first quarter of 2004 attributed to a lower level of sales productivity in the first quarter of 2004.

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

      We generated $407,170 in gross profits from sales for the quarter ended March 31, 2004, which was a decrease of $188,136 from the quarter ended March 31, 2003, when we generated $595,306 in gross profits. Our gross profit margin percentage had a reduction of 1.5% from 64.8 % in the quarter ended March 31, 2003 to 63.3% in the quarter ended March 31, 2004. We expect that our ability to control our prices given our premium product offering and continued efforts to reduce cost of services will result in the same or a similar gross profit margin in the future.

      Total Selling and General and Administrative expenses in the quarter ended March 31, 2004 were $964,002, a decrease of 13% or $144,812 from the quarter ended March 31, 2003 of $1,108,814. Total operating expenses for the quarter ended March 31, 2004 and March 31, 2003 were comprised primarily of general and administrative expenses (which includes research and development expenses, consulting and professional costs, recruiting fees, office rent and investor relations expenses), professional salaries, benefits, stock compensation and bad debt write-off expense.

      Our interest and penalty expense decreased from $107,646 in the quarter ended March 31, 2003 to $26,897 in the quarter ended March 31, 2004. This decrease of $8,074 was primarily based on the forgiveness of interest on stockholder loans for the quarter.

      The net loss for the quarter ended March 31, 2004 was $583,729 which is a decrease of $37,425 from the loss for the quarter ended March 31, 2003 of $621,154. The decrease in losses despite the reduction in revenue and gross profit reflects the effects of our reduction in overhead. Our loss per share also reduced to $.04 loss per share with a weighted average of 13,341,930 shares outstanding in the quarter ended March 31, 2004 as compared to $.06 loss per share in the quarter ended March 31, 2003 with a weighted average of 9,857,000 shares outstanding.

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

ITEM 3.  CONTROLS AND PROCEDURES

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and acting chief financial officer concluded that as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      PNC Bank, N.A., as successor by merger to UnitedTrust Bank v. Stronghold
      ------------------------------------------------------------------------
Technologies, Inc. et al.
-------------------------

      On April 27, 2004, PNC Bank, N.A., as successor by merger to UnitedTrust Bank (the "Lender") filed a complaint in the Superior Court of New Jersey, Law Division, Union County (Docket No. UNN-L_001522-04) (the "Pending Action") against the Company and Stronghold (the "Borrowers") and Christopher J. Carey, in his capacity as guarantor (the "Guarantor"), to collect the sums outstanding under the Loan Agreement, dated as of September 30, 2002, among the Borrowers, the Guarantor and the Lender. We are in negotiations with the Lender to enter into a forbearance agreement, which we intend will cause the Lender, inter alia, to forbear prosecuting the Pending Action to final judgment.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      In connection with the Series A Purchase Agreement and Series B Purchase Agreement, the Company and Stanford entered into a Registration Rights Agreement, dated April 30, 2003, in which the Company agreed to register the shares of the Company's common stock issuable upon conversion of the Series A and Series B Preferred Stock with the Securities and Exchange Commission, no later than November 15, 2003. The Company and Stanford have agreed to extend date of the filing requirements of the Registration Rights Agreement to March 14, 2004. To date we have not yet filed a registration statement.

      Pursuant to the Amended and Restated Series A Certificate of Designation and Series B Certificate of Designation, dated November 11, 2003, by and between the Company and Stanford and a Written Notice, Consent, and Waiver Among The Holders Of Series A $1.50 Convertible Preferred Stock, Series B $.90 Convertible Preferred Stock and Warrants, the Company and Stanford agreed to certain amendments and restatements. In consideration of the Notice and the granting of the Consents and Waivers, the Company reduced the Exercise Price of the Stanford Warrants from $0.25 per share to $.001. On December 15, 2003, Stanford exercised in full the Stanford Warrant purchasing 2,002,750 shares of common stock for the purchase price of $2,002.75.

      In addition, on April 30, 2003 the Company and Stanford agreed to convert $543,000 of the outstanding debt owed to Christopher J. Carey by the Company into 603,333 shares of common stock of the Company at a price of $0.90 per share.

      In addition, on March 24, 2004 the Company and Christopher J. Carey agreed to extend the maturity dates of the Promissory Notes, dated March 18, 2003, for an aggregate amount of $400,000, to June 30, 2004.

      In addition, the Company, Christopher J. Carey and Mary Carey (as trustee) agreed to extend the maturity dates of loans from the Carey family trusts to the Company in the amount of $730,532, to December 31, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

      See Exhibit Index.

      (b)   Reports on Form 8-K

      On March 10, 2004, we filed with the Securities and Exchange Commission a Current Report on Form 8-K announcing the making of a Promissory Note, dated March 3, 2004, in favor of Stanford Financial Group in the amount of $437,500.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of May, 2004.


                                     STRONGHOLD TECHNOLOGIES, INC.



                                     BY: /s/ Christopher J. Carey
                                        ---------------------------------------
                                        Name:  Christopher J. Carey,
                                        Title: President and Chief Executive
                                        Officer (principal executive officer)



                                     BY: /s/ Robert M. Nawy
                                        ---------------------------------------
                                        Name:  Robert M. Nawy
                                        Title: (principal financial officer)



                                     BY: /s/ Karen S. Jackson
                                        ---------------------------------------
                                        Name:  Karen S. Jackson
                                        Title: Controller (principal accounting
                                        officer)

Dated:  As of May 24, 2004

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