Form 10QSB
period 2004-06-30
STRONGHOLD TECHNOLOGIES INC
filed 2004-08-16
CIK 1133598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 for the quarterly period ended June 30,
                                      2004.

                                       OR

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT for the transition
                         period from _______ to _______.

                        Commission file number: 333-54822

                          STRONGHOLD TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                         22-3762832
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                     106 Allen Road, Basking Ridge, NJ 07920
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (908) 903-1195
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
                   ------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
                                 Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 13, 2004, 13,438,277 shares of the Registrant's common stock, (par value, $0.0001), were outstanding.

Transitional Small Business Disclosure Format: (Check One): Yes |_|  No |X|

                                TABLE OF CONTENTS

                                                                          Page

PART I - Financial Information

Item 1.    Financial Statements............................................2

           Consolidated Balance Sheet
           as of June 30, 2004 (unaudited).................................2

           Consolidated Statements of Operations
           For the Three Months Ended June 30, 2004 and 2003
           and the six months ended June 30, 2004 and 2003 (unaudited).....3

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 2004 and 2003
           (unaudited).....................................................4

           Notes to Consolidated Financial Statements......................6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................                     11

Item 3.    Controls and Procedures........................................24

PART II - Other Information

Item 1.    Legal Proceedings..............................................25

Item 2.    Changes in Securities and Use of Proceeds......................25

Item 3.    Defaults Upon Senior Securities................................27

Item 4.    Submission of Matters to a Vote of Security Holders............27

Item 6.    Exhibits and Reports on Form 8-K...............................27

                    PART I - Financial Information

Item 1. Financial Statements

        CONSOLIDATED BALANCE SHEET

                  Stronghold Technologies, Inc. and Subsidiary
                            June 30, 2004 (Unaudited)

ASSETS

Current assets
Cash                                                                    $    726,544
Accounts receivable, less allowance for returns and
 doubtful accounts of $210,318                                               615,216
Other receivables                                                             16,222
Inventories                                                                  100,161
Prepaid expenses                                                             154,773
                                                                        ------------

Total current assets                                                       1,612,916
                                                                        ------------

Property and equipment, net                                                  124,111
                                                                        ------------

Other assets
Software development costs, net of amortization                              885,594
Other                                                                        124,900
                                                                        ------------
Total other assets                                                         1,010,494
                                                                        ------------
                                                                        $  2,747,521
                                                                        ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                        $    568,143
Accrued expenses and other current liabilities                             1,331,084
Interest payable, stockholders                                               421,756
Notes payable, stockholders, current portion                                 360,000
Notes payable, current portion                                             1,186,667
Deferred revenue                                                             452,455
Obligations under capitalized leases, current portion                         45,827
                                                                        ------------

Total current liabilities                                                  4,365,932
                                                                        ------------

Long-term liabilities
Notes payable, stockholders, less current portion                          1,860,131
Notes payable, net of debt issuance costs of $245,000                      1,255,000
Obligations under capitalized leases, less current portion                    13,384
Other long term accrued liabilities                                          605,000
                                                                        ------------
      Total long term liabilities                                          3,733,515
                                                                        ------------
Commitments and contingencies

Stockholders' deficit
Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125) and preferred stock, Series B, $.0001 par value; authorized 2,444,444 shares, 2,444,444 issued and
      outstanding (aggregate liquidation preference $2,200,000)                  445
Common stock, $.0001 par value, authorized 50,000,000
shares, 13,438,277 issued and outstanding                                      1,344
Additional paid-in capital                                                 7,740,816
Stock subscription receivable                                                 (3,000)
Accumulated deficit                                                      (13,091,531)
                                                                        ------------
Total stockholders' deficit                                               (5,351,926)
                                                                        ------------
                                                                        $  2,747,521
                                                                        ============

                  Stronghold Technologies, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                   Three months    Three months       Six months        Six months
                                      ended           ended              ended            ended
                                     June 30,        June 30,           June 30,         June 30,
                                      2004             2003               2004             2003
                                   (Unaudited)      (Unaudited)        (Unaudited)      (Unaudited)
                                  ------------      ------------      ------------      ------------
Sales                             $    700,250      $    626,779      $  1,343,928      $  1,545,789

Cost of sales                          215,358           277,184           451,866           600,888
                                  ------------      ------------      ------------      ------------

Gross profit                           484,892           349,595           892,062           944,901

Selling, general and
administrative                         868,446         1,194,040         1,832,448         2,302,854
                                  ------------      ------------      ------------      ------------

Loss from operations                  (383,554)         (844,445)         (940,386)       (1,357,953)

Interest expense                        67,359            90,220            94,255           197,866
                                  ------------      ------------      ------------      ------------

Net loss applicable to common
stockholders                      $   (450,913)     $   (934,665)     $ (1,034,642)     $ (1,555,819)
                                  ============      ============      ============      ============

Basic and diluted loss per
common share                      $      (0.03)     $      (0.09)     $      (0.08)     $      (0.15)
                                  ============      ============      ============      ============

Weighted average number of
  common shares outstanding         13,438,277        10,301,212        13,390,104        10,080,333
                                  ============      ============      ============      ============

                  Stronghold Technologies, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                               Six months ended June 30,
                                                                                                2004              2003
                                                                                            -----------       -----------
                                                                                            (Unaudited)         (Unaudited)
Cash flows from operating activities
Net loss                                                                                    $(1,034,642)      $(1,555,819)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Provision for returns and allowances (recoveries)                                              (8,128)           41,259
  Depreciation and amortization                                                                 202,399            60,108
  Non-cash interest expense for issuance of warrants                                             47,500
  Changes in operating assets and liabilities:
   Accounts receivable                                                                          (20,300)         (172,312)
   Inventories                                                                                   71,585           173,176
   Prepaid expenses                                                                            (145,860)            2,359
   Other receivables                                                                             (8,487)          (67,048)
   Accounts payable                                                                            (113,180)         (470,292)
   Interest payable, stockholders                                                                13,852           112,557
   Accrued expenses and other current liabilities                                               (76,191)          565,454
Deferred revenue                                                                                110,034            80,894
   Other                                                                                        (58,428)             (877)
                                                                                            -----------       -----------

Net cash used in operating activities                                                        (1,067,346)       (1,183,041)
                                                                                            -----------       -----------

Cash flows from investing activities,
Payments for purchase of property and equipment                                                  (4,983)           (6,707)
Payments for software development costs                                                        (273,361)         (328,063)
                                                                                            -----------       -----------

Net cash used in investing activities                                                          (278,344)         (334,770)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of financing costs                                               1,242,968
Proceeds from issuance of common stock, net of financing costs                                   32,037
Proceeds from notes payable, stockholders                                                       899,500           606,200
Principal repayments of notes payable, stockholders                                             (56,519)          (92,089)
Proceeds from notes payable                                                                   1,255,000
Principal repayments of notes payable, net of debt issuance costs                               (45,000)         (208,333)
Principal payments for obligations under capital leases                                         (20,945)           (9,736)
                                                                                            -----------       -----------

Net cash provided by financing activities                                                     2,064,073         1,539,010
                                                                                            -----------       -----------

Net increase in cash                                                                            718,383            21,199

Cash, beginning of period                                                                         8,161            13,384
                                                                                            -----------       -----------

Cash, end of period                                                                         $   726,544       $    34,583
                                                                                            ===========       ===========
Supplemental disclosure of cash flow information,
 cash paid during the period for interest                                                   $    46,333       $   114,859
                                                                                            ===========       ===========

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

                  Stronghold Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 2003.

2. INVENTORIES

      Inventories, which are comprised of hardware for resale, are stated at cost, on an average cost basis, which does not exceed market value.

3. LOSS PER COMMON SHARE

      Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilutions and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of the outstanding options and warrants are anti-dilutive, they have been excluded from the Company's computation of diluted loss per common share..

4. STOCK-BASED COMPENSATION

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

      Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company's net loss and net loss per common share would have been the following pro forma amounts for the three-month and six-month periods ended June 30, 2004 and 2003.

--------------------------------------------------------------------------------------------------------------------
                                                     Three months ended                    Six months ended
                                                         June 30,                              June 30,
                                             --------------------------------- -------------------------------------
                                                  2004              2003               2004               2003
                                             -------------- ------------------ ---------------- --------------------
Net loss applicable to common
stockholders, as reported                    $    (450,913)     $    (934,665)     $  (1,034,642)     $  (1,555,819)
--------------------------------------------------------------------------------------------------------------------
Deduct
--------------------------------------------------------------------------------------------------------------------
Total stock-based compensation
  expense determined under fair
  value method  for all awards,net
  of related tax effect                             10,882             20,572             23,701             39,603
--------------------------------------------------------------------------------------------------------------------
Pro forma net loss                           $    (461,795)     $    (955,237)     $  (1,058,343)     $  (1,595,422)
--------------------------------------------------------------------------------------------------------------------
Basic and diluted EPS
--------------------------------------------------------------------------------------------------------------------
  As reported                                $       (0.03)     $       (0.09)     $       (0.08)     $       (0.15)
--------------------------------------------------------------------------------------------------------------------
  Pro forma                                  $       (0.03)     $       (0.09)     $       (0.08)     $       (0.16)
--------------------------------------------------------------------------------------------------------------------

      The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 2.06%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.73% and 3.33% for June 30, 2004 and 2003, respectively.

5. GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of approximately $1,035,000 and has negative cash flows from operations of approximately $1,067,000 for the six months ended June 30, 2004, and has a working capital deficit of approximately $2,753,000 and a stockholders' deficit of approximately $5,352,000 as of June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2004, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following at June 30, 2004:

--------------------------------------------------------------------------------
Sales tax                                                             $   83,670
--------------------------------------------------------------------------------
Payroll taxes                                                            456,359
--------------------------------------------------------------------------------
401(k) withholding                                                         9,925
--------------------------------------------------------------------------------
Compensation                                                             402,767
--------------------------------------------------------------------------------
Commissions                                                              165,673
--------------------------------------------------------------------------------
Other accrued expenses                                                   212,690
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total                                                                 $1,331,084
                                                                      ==========
--------------------------------------------------------------------------------

Payroll Tax Payment Agreement with IRS

      On April 30, 2004, the Company entered into an installment agreement with the United States Internal Revenue Service ("IRS") to pay overdue payroll taxes, under the terms of which the Company will pay $35,000 each month, commencing June 28, 2004, until it has paid the withholding taxes due in full. The Company has posted the portion of the payroll taxes to be paid in the monthly periods of 13 through 29 of the payment plan to the "Other long term accrued liabilities" section of the balance sheet.

7. NOTES PAYABLE, STOCKHOLDERS

      On March 15, 2004, the Company entered into a note payable with one of its stockholders for approximately $900,000. The note bears interest at 8% per annum and is due on March 15, 2007. The balance of this note is located in the long-term portion of notes payable, stockholders.

8. COMMITMENTS AND CONTINGENCIES

      Warrants

      On June 16, 2004, in consideration of and as an inducement to Stanford for the Company to enter into the issuance of the 12% callable secured convertible notes (the "NIR Notes") referenced below, Stanford has been issued a warrant (the "Stanford Warrants") to purchase an additional 2,000,000 shares of Common Stock, expiring in five years, at an exercise price of $.0001 in exchange for i) agreeing to a waiver of existing registration rights that included a lock up period for one year after the effective date of a registration statement prohibiting the registration and sale of Stanford's securities and ii) agreeing as holder of Stronghold's Series A $1.50 Convertible Preferred Stock ("Series A Stock") and Series B $.90 Convertible Preferred Stock ("Series B Stock"), to waive any dilution protection which would otherwise accrue to the Series A Stock and the Series B Stock pursuant to the respective certificates of designation filed with the Secretary of State of the State of Nevada, as amended, as a result of the conversion of the NIR Notes or exercise of the Stanford Warrants into the Company's common stock. This issuance of the Stanford Warrants has been accounted for as an adjustment of capital for the waiving of the dilution protection for the Series A and Series B preferred stock. The Stanford Warrants were valued at approximately $360,000 using the Black-Scholes option pricing model including the following assumptions: exercise price of $0.0001, expected volatility of 2.06%, expected dividend yield rate of 0%, expected life of 5 years, and a risk free interest rate of 4.73% for June 30 ,2004

Callable Secured Convertible Notes

To obtain funding for its ongoing operations, Stronghold Technologies, Inc. (the "Company") entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors") on June 18, 2004 for the sale of (i) $3,000,000 in callable convertible secured notes (the "Notes") and (ii) stock purchase warrants to buy 3,000,000 shares of the Company's common stock (the "Warrants").

On June 18, 2004, the Investors purchased $1,500,000 in Notes and received Warrants to purchase 1,500,000 shares of the Company's common stock. In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, the Investors are obligated to provide the Company with additional funds as follows:

      o $500,000 will be funded within five business days of filing a registration statement registering shares of the Company's common stock underlying the Notes and the Warrants; and

      o $1,000,000 will be funded within five business days of the effectiveness of the registration statement.

      The Notes, which are shown net of debt issuance costs of $245,000, bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at the lower of (i) $0.70 or
(ii) 50% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. The Company may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $0.57 per share. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

      The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.57 per share. In addition, the exercise price of the Warrants is adjusted in the event the Company issues common stock at a price below market. Since the Company does not intend to issue common stock at below market price the warrants were valued at $NIL using the Black-Scholes option pricing model including the following assumptions: exercise price of $0.57, expected volatility of 2.06%, expected dividend yield rate of 0%, expected life of 5 years, and a risk free interest rate of 4.73% for June 30 ,2004

      The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's common stock.

      All shares of the Company's common stock associated with this private placement are restricted securities in accordance with Rule 144 as promulgated under the of the Securities Act of 1933.

9. SUBSEQUENT EVENTS

      Callable Secured Convertible Notes

      On July 21, 2004, the Company filed the required SB-2 registration statement registering shares of the Company's common stock issuable in connection with the sale of (i) $3,000,000 in callable convertible secured notes (the "NIR Notes") and (ii) stock purchase warrants to buy 3,000,000 shares of the Company's common stock (the "Warrants"). The Company received $500,000 from the investors in connection with this filing.

      Forebearance Agreement with PNC Bank

      On April 27, 2004, PNC Bank, N.A., as successor by merger to UnitedTrust Bank filed a complaint in the Superior Court of New Jersey, Law Division, Union County (Docket No. UNN-L_001522-04) against the Company and Christopher J. Carey, in his capacity as guarantor, to collect the sums outstanding under the Loan Agreement, dated as of September 30, 2002 ($1,186,667 at June 30, 2004).

      On July 15, 2004, the Company entered into a fully executed forbearance agreement with PNC Bank, N.A. The Company made an initial principal payment of $420,000 with the execution of the forbearance. Additionally, the Company is required to make four consecutive monthly installments of $50,000 on August 15, 2004, September 15, 2004, October 15, 2004 and November 15, 2004 followed by the remaining principal on or before December 15, 2004. Failure to adhere to this schedule will cause the suit to be reinstated and PNC Bank will resume collection of the sum under the suit.

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

      Stronghold's strategic focus since our entry into the automotive retail market in May 2002 has been:

      o Applying wireless technology, leveraging the Internet, providing software and process improvement methods to improve buying and servicing satisfaction at retail automobile dealerships.

      o     Establishment and growth of our customer base.

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

      o Developing and refining products through internal research and development, strategic partnerships and acquisitions that target synergistic applications surrounding the dealership accounting systems (DMS - Dealer Management System). The goal of these efforts is to become a single source solution provider to automobile dealerships.

      o Stronghold's new products and concepts (or product candidates) include: in-coming call management; advertising effectiveness reporting; Internet lead management; services marketing; online credit reporting; and compliance with Do Not Call regulations.

      o     Making Strategic Acquisitions

Our History

      We were incorporated as a Nevada corporation on September 8, 2000, under the name TDT Development, Inc. On May 16, 2002 we acquired Stronghold Technologies, Inc., a New Jersey corporation referred to herein as our "Predecessor Entity", pursuant to a merger of Stronghold Technologies into our wholly-owned subsidiary, TDT Stronghold Acquisition Corp., referred to herein as "Acquisition Sub". As consideration for the merger, we issued 7,000,000 shares of our common stock, par value $0.0001 per share, to the stockholders of the Predecessor Entity in exchange for all of the issued and outstanding shares of the Predecessor Entity. The stockholders of the Predecessor Entity continue to hold these shares of our common stock. Following the merger, Acquisition Sub, the survivor of the merger, changed its name to Stronghold Technologies, Inc.
(NJ) and remains our only wholly-owned subsidiary. On July 11, 2002, we changed our name from TDT Development, Inc. to Stronghold Technologies, Inc. On July 19, 2002, we exchanged all of the shares that we held in our two other wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc., which conducted an import and distribution business specializing in truffle-based food product, for 75,000 shares of our common stock held by Mr. Pietro Bortolatti, our former president.

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

THREE MONTHS ENDED JUNE 30, 2004 AND THREE MONTHS ENDED JUNE 30, 2003.

      Revenue

      For the quarter ended June 30, 2004, we had revenue of $700,250 compared with revenue of $626,779 for the quarter ended June 30, 2003. This modest increase in revenue of $73,471 or 11.7% is primarily attributed to steps we made to address the Company's limited funding. The Company's decision to conserve capital and reduce head count through the first quarter and into the second quarter of 2004 limited our ability to generate significant revenue growth for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003.

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

      Gross Profits

      We generated $484,892 in gross profits from sales for the quarter ended June 30, 2004, which was an increase of $135,297 from the quarter ended June 30, 2003, when we generated $349,595 in gross profits. Our gross profit margin percentage increased from 55.8% in the quarter ended June 30, 2003 to 69.2% in the quarter ended June 30, 2004 for an improvement of 13.5%. This significant improvement in gross profit margin is primarily attributable to the following increases in efficiency:

      o a decrease in client data acquisition costs achieved through implementation of an interface developed by the Company and

      o are duction in the number of staff members required to service the client base.

      These improvements in efficiency present the Company with the opportunity to consider alternative pricing and delivery methods in the future targeted to increasing the adoption rate of our product.

      General and Administrative Expenses

      Total Selling and General and Administrative expenses in the quarter ended June 30, 2004 were $868,446, a decrease of 27.27% or $325,594 from the quarter ended June 30, 2003 of $1,194,040. The significant reduction in expense is primarily attributable to efficiencies gained through the reduction of staff from 41 in June 30, 2003 to 23 in the quarter ended June 30, 2004. Total operating expenses for the quarter ended June 30, 2004 and June 30, 2003 were comprised primarily of general and administrative expenses (which includes research and development expenses, consulting and professional costs, recruiting fees, office rent and investor relations expenses), professional salaries, benefits, stock compensation and bad debt write-off expense.

      Our interest and penalty expense decreased from $90,220 in the quarter ended June 30, 2003 to $67,358 in the quarter ended June 30,2004. This decrease of $22,862 was primarily based on the forgiveness of interest on stockholder loans for the quarter.

      Net Loss

      We had a net loss of $450,913 for the quarter ended June 30, 2004 compared to $934,665 for the quarter ended June 30, 2003, a decrease in net losses of $483,752. This significant reduction of net losses of 51.75% despite the modest increase of revenue reflects the effects of our reduction in overhead and improvement of gross profit percentage.

      Our loss per share also reduced to $.03 loss per share with a weighted average of 13,438,277 shares outstanding in the quarter ended June 30, 2004 as compared to $.09 loss per share in the quarter ended June 30, 2003 with a weighted average of 10,301,212 shares outstanding.

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

Liquidity and Capital Resources

Overview

      As of June 30, 2004, our cash balance was $726,544. We had a net loss of $450,913 for the quarter ended June 30, 2004. We had a net operating loss of approximately $9,046,000 for the period from May 17, 2002 through June 30, 2004 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of June 30, 2004 was $825,534 (less allowances for doubtful accounts of $210,318), and $1,519,788(less allowances for doubtful accounts of $196,284) for the quarter ended June 30, 2003. Accounts receivable balances represent amounts owed to Stronghold for new installations and maintenance, service, training services, software customization and additional systems components.

Financing Needs

      To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception, we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $451,000 and have negative cash flows from operations of approximately $1,067,000 for the six months ended June 30, 2004, and have a working capital deficit of approximately $2,753,000 and a stockholders' deficit of approximately $5,352,000 as of June 30, 2004. These conditions raise substantial doubt about our ability to continue as a going concern. During 2004, our management will rely on raising additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

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

      On September 30, 2002, we entered into a loan agreement with CC Trust Fund to borrow an amount up to $355,128. This bridge loan was for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the CC Trust Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2003, the CC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the CC Trust Fund agreed to extend the term of their loan to June 30, 2004. On March 30, 2004, the CC Trust Fund agreed to extend the term of their loan to March 31, 2005. As of December 31, 2003, $355,128 was outstanding under the CC Trust Fund loan agreement. Christopher Carey Jr., Mr. Carey's son, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

      On September 30, 2002, we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. This bridge loan is for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2002, the AC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the AC Trust Fund agreed to extend the term of their loan to June 30, 2004. On March 30, 2004, the AC Trust Fund agreed to extend the term of their loan to March 31, 2005. As of December 31, 2003, $375,404 was outstanding under the AC Trust Fund loan agreement. Amie Carey, Mr. Carey's daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

      In October 2002, in connection with a loan to the Company in the amount of $165,000, we issued a promissory note to Christopher J. Carey for $165,000. Such promissory note was due on or before December 31, 2003. On December 30, 2003, Mr. Carey agreed to extend the term of his loan to June 30, 2004. On March 30, 2004, Mr. Carey agreed to extend the term of his loan to March 31, 2005. As of December 31, 2003, the amount outstanding on this promissory note was $10,000. Until such time as the principal is paid, interest on the note will accrue at the rate of 12.5% per year.

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

      On June 16, 2004, to obtain funding for its ongoing operations, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors") on June 18, 2004 for the sale of (i) $3,000,000 in callable convertible secured notes (the "Notes") and (ii) stock purchase warrants to buy 3,000,0000 shares of the Company's common stock (the "Warrants"). On June 18, 2004, the Investors purchased $1,500,000 in Notes and received Warrants to purchase 1,500,000 shares of the Company's common stock. In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, the Investors are obligated to provide the Company with additional funds as follows:

      o $500,000 was funded within five business days of filing a registration statement registering shares of the Company's common stock underlying the Notes and the Warrants; and

      o $1,000,000 will be funded within five business days of the effectiveness of the registration statement.

The Notes bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at the lower of
(i) $0.70 or (ii) 50% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. The Company may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.57 per share. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.57 per share. In addition, the exercise price of the Warrants is adjusted in the event the Company issues common stock at a price below market.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's common stock.

All shares of the Company's common stock associated with this private placement are restricted securities in accordance with Rule 144 as promulgated under the of the Securities Act of 1933.

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

Software Development Capitalization Policy

      Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. For the quarter ended June 30 ,2004, we capitalized $134,326 of development costs in developing enhanced functionality of our DealerAdvance(TM) products.

Item 3. Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of June 30, 2004. Based on this evaluation, our chief executive officer and acting chief financial officer concluded that as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS.

      From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

      On April 27, 2004, PNC Bank, N.A., as successor by merger to UnitedTrust Bank filed a complaint in the Superior Court of New Jersey, Law Division, Union County (Docket No. UNN-L_001522-04) against our company and Christopher J. Carey, in his capacity as guarantor, to collect the sums outstanding under the Loan Agreement, dated as of September 30, 2002. On July 15, 2004, we entered into a fully executed forbearance agreement with PNC Bank, N.A. We made an initial principal payment of $420,000 with the execution of the forbearance. Additionally, we are required to make four consecutive monthly installments of $50,000.00 on August 15, 2004, September 15, 2004, October 15, 2004 and November 15, 2004 followed by the remaining principal on or before December 15, 2004. Failure to adhere to this schedule will cause the suit to be reinstated and PNC Bank will resume collection of the sum under the suit.

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

      On June 15, 2004, the stockholders of the Company holding a majority of the outstanding shares of common stock of the Company approved an amendment to the Company's Articles of Incorporation, as amended, to replace Article III in its entirety, which will result in an increase to the number of authorized shares of Common Stock. The Company's Articles of Incorporation, as amended, currently authorizes for issuance of 55,000,000 shares consisting of 50,000,000 of common stock and 5,000,000 shares of preferred stock. The approval of this amendment to the Articles of Incorporation will increase the Company's authorized shares of common stock to 250,000,000.

      On June 16, 2004, Stanford was issued a warrant to purchase an additional 2,000,000 shares of common stock at an exercise price of $.0001 in exchange for
i) agreeing to a waiver of existing registration rights that included a lock up period for one year after the effective date of a registration statement prohibiting the registration and sale Stanford's securities and ii) agreeing, as holder of Stronghold's Series A $1.50 Convertible Preferred Stock ("Series A Stock") and Series B $.90 Convertible Preferred Stock ("Series B Stock"), to waive any dilution rights pursuant to the Series A Stock and the Series B Stock, as a result of the issuance and conversion of the Notes, or exercise of the Warrants, into Stronghold common stock.

      On June 16, 2004, to obtain funding for its ongoing operations, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors") on June 18, 2004 for the sale of (i) $3,000,000 in callable convertible secured notes (the "Notes") and (ii) stock purchase warrants to buy 3,000,0000 shares of the Company's common stock (the "Warrants"). On June 18, 2004, the Investors purchased $1,500,000 in Notes and received Warrants to purchase 1,500,000 shares of the Company's common stock. In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, the Investors are obligated to provide the Company with additional funds as follows:

      o $500,000 was funded within five business days of filing a registration statement registering shares of the Company's common stock underlying the Notes and the Warrants; and

      o $1,000,000 will be funded within five business days of the effectiveness of the registration statement.

The Notes bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at the lower of
(i) $0.70 or (ii) 50% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. The Company may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.57 per share. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.57 per share. In addition, the exercise price of the Warrants is adjusted in the event the Company issues common stock at a price below market.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's common stock.

All shares of the Company's common stock associated with this private placement are restricted securities in accordance with Rule 144 as promulgated under the of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 15, 2004, the stockholders of the Company holding a majority of the outstanding shares of common stock of the Company approved an amendment to the Company's Articles of Incorporation, as amended, to replace Article III in its entirety, which will result in an increase to the number of authorized shares of Common Stock. The Company's Articles of Incorporation, as amended, currently authorizes for issuance of 55,000,000 shares consisting of 50,000,000 of common stock and 5,000,000 shares of preferred stock. The approval of this amendment to the Articles of Incorporation will increase the Company's authorized shares of common stock to 250,000,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

         See Exhibit Index.

         (b) Reports on Form 8-K

On June 28, 2004, the Company filed a Form 8-K announcing, under Item 5, the entering into of a Securities Purchase Agreement with four institutional investors for the sale of (i) $3,000,000 in callable convertible secured notes and (ii) stock purchase warrants to buy 3,000,0000 shares of the Company's common stock.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of August, 2004.

                          STRONGHOLD TECHNOLOGIES, INC.

                          BY: /s/ Christopher J. Carey
                              --------------------------------------------------
                              Name:  Christopher J. Carey,
                              Title: President and Chief Executive Officer (principal executive officer)

                          BY: /s/ Robert M. Nawy
                              --------------------------------------------------
                              Name:  Robert M. Nawy
                              Title:  (principal financial officer)

                          BY: /s/ Karen S. Jackson
                              --------------------------------------------------
                              Name:  Karen S. Jackson
                              Title:  Controller (principal accounting officer)

Dated:  As of August 16, 2004

ITEM 6. EXHIBIT INDEX

Exhibit  Description
Number

4.8 (1) Securities Purchase Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.9 (1) Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated June 18, 2004

4.10 (1) Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated June 18, 2004

4.11 (1) Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated June 18, 2004

4.12 (1) Callable Secured Convertible Note in the name of AJW Partners, LLC dated June 18, 2004

4.13 (1) Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated June 18, 2004

4.14 (1) Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated June 18, 2004

4.15 (1) Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated June 18, 2004

4.16 (1) Stock Purchase Warrant in the name of AJW Partners, LLC dated June 18, 2004

4.17 (1) Registration Rights Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.18(1) Security Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.19(1) Intellectual Property Security Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

(1) Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed June 28, 2004.