Form 10QSB
period 2004-09-30
STRONGHOLD TECHNOLOGIES INC
filed 2004-11-19
CIK 1133598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004.

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT for the transition period from _______ to _______.

                        Commission file number: 333-54822


                          STRONGHOLD TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                      22-3762832
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                     106 Allen Road, Basking Ridge, NJ 07920
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (908) 903-1195
       ------------------------------------------------------------------
                           (Issuer's telephone number)


                                       N/A
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes |X| No  |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 19, 2004, 15,936,655 shares of the Registrant's common stock, (par value, $0.0001), were outstanding.

Transitional Small Business Disclosure Format: (Check One): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I - Financial Information

Item 1.    Financial Statements...................................................................................2

           Consolidated Balance Sheet
           as of September 30, 2004 (unaudited)...................................................................2

           Consolidated Statements of Operations
           For the Three Months Ended  September  30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003
           (unaudited)............................................................................................3

           Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 2004 and 2003
           (unaudited)............................................................................................4

           Notes to Consolidated Financial Statements.............................................................5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................11

Item 3.    Controls and Procedures...............................................................................24


PART II - Other Information

Item 1.    Legal Proceedings.....................................................................................25

Item 2.    Changes in Securities and Use of Proceeds.............................................................25

Item 3.    Defaults Upon Senior Securities.......................................................................27

Item 4.    Submission of Matters to a Vote of Security Holders...................................................27

Item 6.    Exhibits and Reports on Form 8-K......................................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        CONSOLIDATED BALANCE SHEET

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004 (UNAUDITED)

--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS

  Cash                                                                                                  $     10,795
  Accounts receivable, less allowance for returns and
   doubtful accounts of $181,750                                                                             362,170
  Other receivables                                                                                           37,220
  Inventories                                                                                                 79,167
  Prepaid expenses                                                                                           134,697
                                                                                                        ------------

      Total current assets                                                                                   624,049
                                                                                                        ------------

PROPERTY AND EQUIPMENT, NET                                                                                  101,037
                                                                                                        ------------

OTHER ASSETS

 Software development costs, net of amortization                                                             855,774
  Other                                                                                                      132,994
                                                                                                        ------------

      Total other assets                                                                                     988,768
                                                                                                        ------------

                                                                                                        $  1,713,854

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable                                                                                      $    633,163
  Accrued expenses and other current liabilities                                                           1,110,435
  Interest payable, stockholders                                                                             443,920
  Notes payable, stockholders, current portion                                                               360,000
  Notes payable                                                                                              656,667
  Deferred revenue                                                                                           468,756
  Obligations under capitalized leases, current portion                                                       40,061
                                                                                                        ------------

Total current liabilities                                                                                  3,713,002
                                                                                                        ------------

LONG-TERM LIABILITIES

Notes payable, stockholders, less current portion                                                          1,860,131
Note payable, convertible debt, net of issuance costs of $276,160 and beneficial
      conversion feature of $1,484,449                                                                       239,391
Obligations under capitalized leases, less current portion                                                     7,813
Payroll taxes payable, long term                                                                             535,000
                                                                                                        ------------

      Total long term liabilities                                                                          2,642,335
                                                                                                        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125)
      and preferred stock, Series B, $.0001 par value; authorized 2,444,444 shares,
      2,444,444 issued and outstanding (aggregate liquidation preference $2,200,000)                             445
Common stock, $.0001 par value, authorized 50,000,000
  shares, 14,687,072 issued and outstanding                                                                    1,469
Additional paid-in capital                                                                                 9,437,413
Stock subscription receivable                                                                                 (3,000)
Accumulated deficit                                                                                      (14,077,810)
                                                                                                        ------------

      Total stockholders' deficit                                                                         (4,641,483)
                                                                                                        ------------

                                                                                                        $  1,713,854
                                                                                                        ============

See accompanying notes to consolidated financial statements.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                       THREE MONTHS         THREE MONTHS          NINE MONTHS           NINE MONTHS
                                         ENDED                 ENDED                ENDED                 ENDED
                                         SEP 30,               SEP 30,              SEP 30,               SEPT 30,
                                          2004                  2003                 2004                   2003
                                       (Unaudited)           (Unaudited)          (Unaudited)            (Unaudited)

SALES                                 $    475,969          $    904,254          $  1,819,896          $  2,450,043

COST OF SALES                              175,863               336,611               627,728               937,499
                                      ----------------------------------          ----------------------------------

GROSS PROFIT                               300,106               567,643             1,192,168             1,512,544

SELLING, GENERAL AND
ADMINISTRATIVE                             946,913             1,401,070             2,779,361             3,703,924
                                      ----------------------------------          ----------------------------------

LOSS FROM OPERATIONS                      (646,807)             (833,427)           (1,587,193)           (2,191,380)

INTEREST EXPENSE                           339,472               223,196               433,728               421,062
                                      ----------------------------------          ----------------------------------

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS                          $   (986,279)         $ (1,056,623)         $ (2,020,921)         $ (2,612,442)
                                      ==================================          ==================================

BASIC AND DILUTED LOSS PER
COMMON SHARE                          $      (0.07)         $      (0.10)         $      (0.15)         $      (0.26)
                                      ==================================          ==================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             14,024,528            10,460,333            13,603,903            10,206,182
                                      ==================================          ==================================

See accompanying notes to consolidated financial statements.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

==================================================================================================================
NINE MONTHS ENDED SEPTEMBER 30,                                                    2004                   2003
------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                          $(2,020,921)         $(2,612,442)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Provision for returns and allowances (recoveries)                                    (8,128)              63,000
  Depreciation and amortization                                                       334,077              106,216
  Amortization of debt discount and debt issuance costs                               259,946
  Interest expense for issuance of warrants                                            71,250
  Changes in operating assets and liabilities:
   Accounts receivable                                                                232,746             (425,082)
   Inventories                                                                         92,579              142,612
   Prepaid expenses                                                                  (123,056)               7,165
   Other receivables                                                                  (29,485)             (18,548)
   Accounts payable                                                                   (48,312)            (240,829)
   Interest payable, stockholders                                                      36,016              168,249
   Accrued expenses and other current liabilities                                    (366,840)             872,753
Deferred revenue                                                                      126,335              286,262
   Other                                                                              (66,520)             (43,047)
                                                                                  -----------          -----------

NET CASH USED IN OPERATING ACTIVITIES                                              (1,581,563)          (1,622,441)
                                                                                  -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES,

Payments for purchase of property and equipment                                        (3,749)             (10,859)
Payments for software development costs                                              (355,260)            (500,008)
                                                                                  -----------          -----------

NET CASH USED IN INVESTING ACTIVITIES                                                (359,009)            (510,867)
                                                                                  -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock, net of financing costs                         29,750            1,887,968
Proceeds from notes payable, stockholders                                             899,500              616,200
Principal repayments of notes payable, stockholders                                   (57,850)            (127,089)
Proceeds from notes payable, convertible debt, net of debt issuance costs           1,682,004             (238,332)
Principal repayments of notes payable                                                (575,000)             (15,594)
Principal payments for obligations under capital leases                               (32,198)
                                                                                  -----------          -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           1,943,206            2,123,153
                                                                                  -----------          -----------

NET INCREASE (DECREASE) IN CASH                                                         2,634              (10,155)

CASH, BEGINNING OF PERIOD                                                               8,161               13,384
                                                                                  -----------          -----------

CASH, END OF PERIOD                                                               $    10,795          $     3,229
                                                                                  ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
 cash paid during the period for interest                                         $    45,198          $    93,197
                                                                                  ===========          ===========

                  STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 2003.

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

      Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company's net loss and net loss per common share would have been the following pro forma amounts for the three-month and nine-month periods ended September 30, 2004 and 2003.

                                                 Three months ended            Nine months ended
                                                    September 30,                September 30,
                                            --------------------------    ----------------------------
                                               2004           2003           2004            2003
                                            -----------    -----------    -----------    -------------
NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS, as reported                   $  (986,279)   $(1,056,623)   $(2,020,921)   $  (2,612,442)
                                            -----------    -----------    -----------    -------------
DEDUCT

Total stock-based compensation
   expense determined under fair
   value method  for all awards,net
   of related tax effect                         11,131         23,430         34,832           63,033
                                            -----------    -----------    -----------    -------------
PRO FORMA NET LOSS                          $  (997,410)   $(1,080,053)   $(2,055,753)   $  (2,675,475)
                                            -----------    -----------    -----------    -------------
BASIC AND DILUTED EPS
   As reported                              $     (0.07)   $     (0.10)   $     (0.15)   $       (0.26)
                                            -----------    -----------    -----------    -------------
   Pro forma                                $     (0.07)   $     (0.10)   $     (0.15)   $       (0.26)
                                            -----------    -----------    -----------    -------------

      The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 2.06%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.13% and 4.91% for September 30, 2004 and 2003, respectively.

5.    GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of $2,020,921 and has negative cash flows from operations of $1,581,563 for the nine months ended September 30, 2004, and has a working capital deficit of $3,088,953 and a stockholders' deficit of $4,641,483 as of September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2004 and 2005, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following at September 30, 2004:

      Sales tax                                $   93,824
      Payroll taxes (Federal, State & Local)      520,956
      Compensation                                289,807
      Commissions                                 145,859
      Other accrued expenses                       59,989
      TOTAL                                    $1,110,435



      Payroll Tax Payment Agreement with IRS

      On April 30, 2004, the Company entered into an installment agreement with the United States Internal Revenue Service ("IRS") to pay overdue payroll taxes and penalties of totaling $1,233,101 under the terms of which the Company will pay a minimum of $35,000 each month, commencing June 28, 2004, until it has paid the withholding taxes due in full, to be completed in thirty-six month period by April 30, 2007. The Company has recorded the portion of the payroll taxes of $535,000 to be paid in the remaining monthly periods of 13 through 29 within the agreed upon payment plan in the long term liabilities section under the heading "Payroll taxes payable-long term" section of the balance sheet.

7.    NOTES PAYABLE, STOCKHOLDERS

      On March 15, 2004, the Company entered into a note payable with one of its stockholders for approximately $900,000. The note bears interest at 8% per annum and is due on March 15, 2007. The balance of this note is located in the long-term portion of notes payable, stockholders.

8.    COMMITMENTS AND CONTINGENCIES

      Warrants

      On June 16, 2004, in connection with the issuance of the 12% callable secured convertible notes (the "AJW Notes")the Company issued to Stanford a warrant (the "Stanford Warrants") to purchase 2,000,000 shares of Common Stock, expiring in five years, at an exercise price of $.0001,in consideration i) agreeing to a waiver of existing registration rights that included a lock up period for one year after the effective date of a registration statement prohibiting the registration and sale of Stanford's securities and ii) agreeing as holder of Stronghold's Series A $1.50 Convertible Preferred Stock ("Series A Stock") and Series B $.90 Convertible Preferred Stock ("Series B Stock"), to waive any dilution issuances required by the Series A Stock and the Series B Stock as a result of the conversion of the AJW Notes or exercise of the Stanford Warrants into the Company's common stock. This issuance of the Stanford Warrants has been accounted for as an adjustment of capital for the waiving of the dilution protection for the Series A and Series B preferred stock. The Stanford Warrants were valued at approximately $360,000 using the Black-Scholes option pricing model including the following assumptions: exercise price of $0.0001, expected volatility of 2.06%, expected dividend yield rate of 0%, expected life of 5 years, and a risk free interest rate of 4.73%.

Callable Secured Convertible Notes

To obtain funding for its ongoing operations, the Company" entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors") on June 18, 2004 for the sale of (i) $3,000,000 of the AJW Notes and (ii) stock purchase warrants to buy 3,000,000 shares of the Company's common stock (the "AJW Warrants").

On June 18, 2004, the Investors purchased $1,500,000 in AJW Notes and received Warrants to purchase 1,500,000 shares of the Company's common stock. On July, 28, 2004 the Investors purchased $500,000 in AJW Notes and received Warrants to purchase 500,000 shares of common stock. On October 22, 2004 the Investors purchased $350,000 in AJW Notes and received Warrants to purchase 350,000 shares of common stock. In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, the Investors are obligated to provide the Company with additional funds as follows:

      o     $650,000   will  be  funded   within  five   business  days  of  the
            effectiveness of the registration statement.


      The AJW Notes bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at the lower of (i) $0.70 or (ii) 50% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. The Company may prepay the AJW Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the AJW Notes and the market price is at or below $0.57 per share. The full principal amount of the AJW Notes is due upon default under the terms of AJW Notes. In addition, the Company has granted the Investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The AJW Note payable, convertible debt is recorded at $2,000,000 less original debt issuance costs of $317,917 and beneficial conversion feature of $1,682,083, presently reported on the September 30, 2004 Balance Sheet net of amortization at $276,160 and $1,484,449 respectively, and are reported in accordance with Emerging Issues Task Force "EITF" 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments". The Debt Discount is reported at 100% of the net proceeds of the Convertible Debt Financing in accordance with EITF 98-5 that specifies that the beneficial conversion expense may not exceed the net proceeds. Additionally, the debt discount is net of amortization charged to interest expense of $259,946 recorded for the quarter ended September 30, 2004.

      The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.57 per share. In addition, the exercise price of the Warrants is adjusted in the event the Company issues common stock at a price below market. Since the Company does not intend to issue common stock at below market price the warrants were valued at $NIL using the Black-Scholes option pricing model including the following assumptions: exercise price of $0.57, expected volatility of 2.06%, expected dividend yield rate of 0%, expected life of 5 years, and a risk free interest rate of 4.73%.

The Investors have contractually agreed to restrict their ability to convert the AJW Notes and exercise the Warrants and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's common stock.

All shares of the Company's common stock associated with this private placement are restricted securities in accordance with Rule 144 as promulgated under the Securities Act of 1933.

9.    SUBSEQUENT EVENTS

      Callable Secured Convertible Notes

On October 22, 2004, the Investors purchased $350,000 in AJW Notes and received Warrants to purchase 350,000 shares of the Company's common stock. This purchase was made prior to the effective registration statement as required by the agreements. Subsequently, the remaining $650,000 of the final $1,000,000 will be funded within five business days of the effectiveness of the registration statement.

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

OUR HISTORY

      We were incorporated as a Nevada corporation on September 8, 2000, under the name TDT Development, Inc. On May 16, 2002 we acquired Stronghold Technologies, Inc., a New Jersey corporation referred to herein as our "Predecessor Entity", pursuant to a merger of the Predecessor Entity into our wholly-owned subsidiary, TDT Stronghold Acquisition Corp., referred to herein as "Acquisition Sub". As consideration for the merger, we issued 7,000,000 shares of our common stock, par value $0.0001 per share, to the stockholders of the Predecessor Entity in exchange for all of the issued and outstanding shares of the Predecessor Entity. Following the merger, Acquisition Sub, the survivor of the merger, changed its name to Stronghold Technologies, Inc. (NJ) and remains our only wholly-owned subsidiary. On July 11, 2002, we changed our name from TDT Development, Inc. to Stronghold Technologies, Inc. On July 19, 2002, we exchanged all of the shares that we held in our two other wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc., which conducted an import and distribution business specializing in truffle-based food product, for 75,000 shares of our common stock held by Mr. Pietro Bortolatti, our former president.

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

OUR REVENUES

      Stronghold's revenues are primarily received from system installation, software licenses and system maintenance. The approximate average selling package price of the system and installation is $70,000. Additional revenues are derived from monthly system maintenance agreements that have a monthly fee of $850 per month and a total contract value of $30,600. The revenues derived from these categories are summarized below:

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

      o MONTHLY RECURRING MAINTENANCE REVENUE: This represents the maintenance and support contract for the Dealer Advance Service Solution that the customer executes with the system installation. The typical maintenance contract is for 36 months. In the three year operating history of the Company, approximately 50% of all the
            Company's customers have prepaid the maintenance fees through a third party leasing finance company. The third part leasing arrangements are commitments by the dealer client directly with a financing company with no recourse to the Company. These prepaid maintenance fees have provided additional cash flow to us and have generated a deferred revenue liability on or balance sheet.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND THREE MONTHS ENDED SEPTEMBER 30, 2003.

      REVENUE

      For the quarter ended September 30, 2004, we had revenue of $475,969 compared with revenue of $904,254 for the quarter ended September 30, 2003. This decrease in revenue of $428,285 or 47.36% is primarily attributed to the following:

      o the steps we made to address the Company's limited funding that included reductions of our sales, marketing and client consultant staffs,

      o     a  strategic   decision  to  allocate  resources  to  establish  the
            Company's first sales efforts through third party distributors and

      o a loss of momentum in the late part of the second quarter and the early part of the third quarter resulting from concerns regarding closure of the Company's pending funding that was needed to maintain operations.

      The Company's decision to conserve capital, reduce head count and embark on a strategy of third party distribution resulted in the Company's revenue reduction for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

      GROSS PROFITS

      We generated $300,106 in gross profits from sales for the quarter ended September 30, 2004, which was a decrease of $267,537 from the quarter ended September 30, 2003, when we generated $567,643 in gross profits. Our gross profit margin percentage was unchanged at 63% in both the quarter ended
September 30, 2003 and the quarter ended September 30, 2004. The Company's ability to maintain its gross profit margin despite the reduction in revenue is due to the Company's ability to maintain prices and eliminate excess labor capacity present in 2003.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Total Selling, General and Administrative expenses in the quarter ended September 30, 2004 were $946,913, a decrease of 32.41% or $454,157 from the quarter ended September 30, 2003 of $1,401,070. The significant reduction in expense is primarily attributable to efficiencies gained through the reduction of staff from 44 in September 30, 2003 to 22 in the quarter ended September 30, 2004. The significant reduction in staffing resulted in a reduction of payroll expenses of $350,420, which was the largest portion of the $454,157 reduction. Other significant expense reductions within selling, general and administrative expenses for the quarter ended September 30, 2004 and September 30, 2003 included reductions as follows:

      o     legal expenses of $48,410,

      o     printing and reproduction expenses of $17,069 and

      o     Travel and automobile expenses reductions of $37,172.

      Our interest and penalty expense increased from $223,196 in the quarter ended September 30, 2003 to $339,472 in the quarter ended September 30, 2004. This increase of $116,276 is primarily due a new non-cash category of interest expense called Beneficial Conversion Expense. This new non-cash category expense is attributed to the Company's adherence to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instrument". The Company recorded $218,650 of Beneficial Conversion Expense in the third quarter of 2004 for the closing of the first two tranches of $2,000,000 of convertible debt detailed in the notes to financials.

      OPERATING LOSS

      The Company's operating losses decreased by $186,620 in comparing the quarter ended September 30, 2004 to the quarter ended September 30, 2003, which were $646,807 and $833,427, respectively. This improvement in operating loss despite the significant reduction in revenues is attributable to the maintenance of gross profit margins of 63% and the significant reductions of selling, general and administrative expenses of $454,157.

      NET LOSS

      We had a net loss of $986,279 for the quarter ended September 30, 2004 compared to $1,056,623 for the quarter ended September 30, 2003, a decrease in net losses of $70,344. This reduction of net losses of 6.66% despite the decrease of revenue and increased interest expense is also primarily attributable to the maintenance of gross profit margins of 63% and the significant reductions of selling, general and administrative expenses of $454,157

      Our loss per share also reduced to $.07 loss per share with a weighted average of 14,024,528 shares outstanding in the quarter ended September 30, 2004 as compared to $0.10 loss per share in the quarter ended September 30, 2003 with a weighted average of 10,460,333 shares outstanding.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND NINE MONTHS ENDED SEPTEMBER 30, 2003.

      REVENUE

      For the nine-month period ended September 30, 2004, we had revenue of $1,819,896 compared with revenue of $2,450,043 for the nine month period ended September 30, 2003. This decrease in revenue of $630,147 or 25.72% is primarily attributed to the following:

      o the steps we made to address the Company's limited funding that included reductions of our sales, marketing and client consultant staffs,

      o     a  strategic   decision  to  allocate  resources  to  establish  the
            Company's first sales efforts through third party distributors; and

      o a loss of momentum in the late part of the second quarter and the early part of the third quarter resulting from concerns regarding closure of the Company's pending funding that was needed to maintain operations.

      The Company's decision to conserve capital, reduce head count and embark on a strategy of third party distribution resulted in the Company's revenue reduction for the nine-month period ended September 30, 2004 as compared to the nine-month ended September 30, 2003.

      GROSS PROFITS

      We generated $1,192,168 in gross profits from sales for the nine-month period ended September 30, 2004, which was a decrease of $320,376 from the nine-month period ended September 30, 2003, in which we generated $1,512,544 in gross profits. Our gross profit margin percentage increased 4% from 62% in the nine-month period ended September 30, 2003 to 66% in the nine-month period ended September 30, 2004. The Company's ability to increase its gross profit margin despite the reduction in revenue is due to the Company's ability to maintain prices, eliminate excess labor capacity present in 2003 and reducing the unit cost of third party hardware.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Total Selling, General and Administrative expenses in the nine-month period ended September 30, 2004 were $2,779,361, a decrease of 24.96% or $924,563 from the nine-month period ended September 30, 2003 of $3,703,924. The significant reduction in expense is primarily attributable to efficiencies gained through the reduction of staff from 44 as of September 30, 2003 to 22 as of September 30, 2004. The significant reduction in staffing resulted in a reduction of payroll expenses of $794,314, which was the largest portion of the net reduction of $924,563. Other significant expense reductions within selling, general and administrative expenses for the nine-month period ended September 30, 2004 as compared to September 30, 2003 included the following:

      o     legal expenses of $121,000

      o     printing and reproduction expenses of $30,738 and

      o     travel and automobile expenses reductions of $59,495.

      o     Recruiting expenses of $45,611

      o     Marketing expenses of 54,475.

      These reductions were also offset by an increase of amortization expenses of $247,674 of which $218,000 were attributed to the non cash interest expense associated with the convertible debt discount amortization discussed in the notes to the financial statements.

      Our interest and penalty expense increased $12,666 from $421,062 in the nine-month period ended September 30, 2003 to $433,728 in the nine-month period ended September 30, 2004. The nine-month period expense in 2003 of $421,062 included a one-time penalty of $130,000. After adjusting the nine-month period expense for the one time penalty, the increase for the nine-month period is $142,665 and is primarily due a new non-cash category of interest expense called Beneficial Conversion Expense. This new non-cash category expense is attributed to the Company's adherence to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instrument". The Company recorded $218,650 of Beneficial Conversion Expense in the third quarter of 2004 for the closing of the first two tranches of $2,000,000 of convertible debt detailed in the notes to financials.

      OPERATING LOSS

      The Company's operating losses decreased by $604,186 in comparing the nine-month period ended September 30, 2004 to the nine-month period ended September 30, 2003, which were $1,587,194 and $2,191,380, respectively. This improvement in operating loss despite the significant reduction in revenues is attributable to the increase of gross profit margins of 4% and the significant reductions of selling, general and administrative expenses of $924,563.

      NET LOSS

      We had a net loss of $2,020,921 for the quarter ended September 30, 2004 compared to $2,612,442 for the quarter ended September 30, 2003, a decrease in net losses of $591,521. This reduction of net losses of 22.64 % despite the decrease of revenue and increased interest expense is also primarily attributable to the increase of gross profit margins of 4% and the significant reductions of selling, general and administrative expenses of $924,563.

      Our loss per share also reduced to $.15 loss per share with a weighted average of 13,603,303 shares outstanding in the nine-month period ended September 30, 2004 as compared to $0.26 loss per share in the nine-month period ended September 30, 2003 with a weighted average of 10,206,182 shares outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      As of September 30, 2004, our cash balance was $10,795. We had a net loss of $986,279 for the quarter ended September 30, 2004. We had a net operating loss of approximately $10,000,000 for the period from May 17, 2002 through September 30, 2004 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of September 30, 2004 was $543,920 (less allowance for returns of $181,750), and $1,554,533 (less allowances for returns of $170,172) for the quarter ended September 30, 2003. Accounts receivable balances represent amounts owed to Stronghold for new installations and maintenance, service, training services, software customization and additional systems components.

      As of September 30, 2004, the Company had the following financing arrangements:

DEBT LIABILITY SUMMARY TABLE
CURRENT DEBT LIABILITIES

IRS Payment Plan                                                                                     420,000
Interest payable, stockholders (founding shareholder)                                                443,920
Notes payable, stockholders, current portion (founding shareholder)                                  360,000
Notes payable, current portion (PNC Bank)                                                            656,667

Total Debt current liabilities                                                                     1,880,587
                                                                                                -------------

LONG-TERM DEBT LIABILITIES

Notes payable, stockholders, less current portion (founding shareholder and Stanford)              1,860,131
Note payable, convertible debt, net of debt issuance costs of $1,760,609                             239,391
IRS Payment Plan (Long term portion)                                                                 535,000
                                                                                                -------------

        Total long term Debt liabilities                                                           2,634,522
                                                                                                -------------


      With respect to liabilities for real property leases, the following table summarizes these obligations:

--------------- ------------- ---------------- ---------------- ------------------
                                                   MONTHS               BALANCE
LOCATION            DATE            TERM          REMAINING             ON LEASE
--------------- ------------- ---------------- ---------------- ------------------
      NJ          8/1/2003       55 months           42          $     291,380
--------------- ------------- ---------------- ---------------- ------------------
      VA          6/1/2004       24 months           20          $      38,188
--------------- ------------- ---------------- ---------------- ------------------
                                               Grand Total       $     329,568
--------------- ------------- ---------------- ---------------- ------------------


FINANCING NEEDS

      To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception, we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $2,000,000 and have negative cash flows from operations of approximately $1,580,000 for the nine months ended September 30, 2004, and have a working capital deficit of approximately $3,100,000 and a stockholders' deficit of approximately $4,600,000 as of September 30, 2004. These conditions raise substantial doubt about our ability to continue as a going concern. During 2004, our management will rely on raising additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

      The Company has a current commitment for an additional $650,000 of financing, which will be closed on the fifth business day following the effective date of the our registration statement becoming effective. The $650,000 financing is the fourth tranche of the $3 Million callable convertible debt financing. The Company expects that this funding will provide the necessary cash to support operations throughout the first quarter of 2005. Prior to this funding we will operate with cash on hand and cash generated from operations. We do not have further commitments and we will need to raise additional funds after the first quarter of 2005.

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

FINANCINGS

      The Company has entered into the following financing transactions:

LOANS FROM CHRISTOPHER J. CAREY, AN EXECUTIVE OFFICER, DIRECTOR AND SHAREHOLDER OF THE COMPANY

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

      On September 30, 2002, we entered into a loan agreement with CC Trust Fund to borrow an amount up to $355,128. Christopher Carey Jr., Mr. Carey's son, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust. This bridge loan was for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the CC Trust Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2003, the CC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the CC Trust Fund agreed to extend the term of their loan to June 30, 2004. On March 30, 2004, the CC Trust Fund agreed to extend the term of their loan to March 31, 2005. On May 1, 2005, the AC Trust Fund agreed to extend the term of their loan to November 1, 2005. As of December 31, 2003, $355,128 was outstanding under the CC Trust Fund loan agreement.

      On September 30, 2002, we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. Amie Carey, Mr. Carey's daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust. This bridge loan is for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2002, the AC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the AC Trust Fund agreed to extend the term of their loan to June 30, 2004. On March 30, 2004, the AC Trust Fund agreed to extend the term of their loan to March 31, 2005. On May 1, 2005, the AC Trust Fund agreed to extend the term of their loan to November 1, 2005. As of December 31, 2003, $375,404 was outstanding under the AC Trust Fund loan agreement.

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

      On March 18, 2003, we entered into a bridge loan agreement with Christopher J. Carey, for a total of $400,000. The agreement stipulates that the Company will pay an 8% interest rate on a quarterly basis until the loan becomes due and payable on June 30, 2004. We also issued to Mr. Carey 391,754 warrants exercisable for common stock for 10 years at a price of $0.97 per share. On December 30, 2003, Christopher J. Carey agreed to extend the term of the promissory note to June 30, 2004. As of December 31, 2003, $360,000 was outstanding under this bridge loan agreement. On May 1, 2004, Christopher J. Carey agreed to extend the term of the loan to June 1, 2005.

      On April 24, 2003, our President and Chief Executive Officer,  Christopher
J. Carey, agreed to convert outstanding loans of $543,000 to 603,333 shares of our common stock at a price of $.90 per share in conjunction with the Series B Convertible Stock Financing detailed below.

FINANCINGS FROM PNC BANK (FORMERLY UNITED TRUST BANK)

      On November 1, 2001, the Predecessor Entity entered into a line of credit with UnitedTrust Bank (now PNC Bank) pursuant to which the Predecessor Entity borrowed $1.5 million. This line of credit was due to expire by its terms, and all outstanding amounts were due to be paid, on September 30, 2002. On September 30, 2002, the line of credit came due and the bank granted a three-month extension. On September 30, 2002, we converted the outstanding line of credit with UnitedTrust Bank into a $1,500,000 promissory note. Such promissory note is to be paid in 36 monthly installments, which commenced in February 2003 and is due to terminate on January 1, 2006. Interest accrues on the note at the prime rate, adjusted annually, which is the highest New York City prime rate published in The Wall Street Journal. The initial prime rate that applied to the promissory note was 4.750%.

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

      Because we were in default under the terms of the loan due primarily to our payroll tax default, the Bank has instituted the default rate of interest which is 5% above the "highest New York City prime rate" stated above. We have entered into an installment agreement with the United States Internal Revenue Service to pay the withholding taxes, under the terms of which we will pay $100,000 by May 31, 2004 and $35,000 each month, commencing June 28, 2004, until we have paid the withholding taxes due in full.

      On April 27, 2004, PNC Bank, N.A., as successor by merger to UnitedTrust Bank filed a complaint in the Superior Court of New Jersey, Law Division, Union County (Docket No. UNN-L_001522-04) against our company and Christopher J. Carey, in his capacity as guarantor, to collect the sums outstanding under the Loan Agreement, dated as of September 30, 2002.

      On July 15, 2004, we entered into a fully executed forbearance agreement with PNC Bank, N.A. We made an initial principal payment of $420,000 with the execution of the forbearance. Additionally, we are required to make four consecutive monthly installments of $50,000.00 on August 15, 2004, September 15, 2004, October 15, 2004 and November 15, 2004 followed by the remaining principal on or before December 15, 2004. Failure to adhere to this schedule may cause the suit to be reinstated and PNC Bank may resume collection of the sum under the suit.

      On November 12, 2004, the Company and PNC Bank agreed upon terms of an amendment to the forbearance agreement whereby by the payment schedule will change to include interest only payments on November 15, 2004, December 15, 2004 and January 15, 2005 with the final principal payment being made on or before January 31, 2005.

FINANCINGS BY STANFORD VENTURE CAPITAL HOLDINGS, INC.

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

      On March 3, 2004 and March 15, 2004 we received loans in the amount of $437,500 each from Stanford. The Company has agreed to pay Stanford an 8% annual dividend on the funds invested and to redeem the securities not later than three years from the date of funding.

PRIVATE PLACEMENTS WITH ACCREDITED PRIVATE INVESTORS

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

CALLABLE SECURED CONVERTIBLE NOTES

      On June 16, 2004, to obtain funding for its ongoing operations, the Company entered into the Securities Purchase Agreement the Investors on June 18, 2004 for the sale of (i) $3,000,000 in AJW Notes and (ii) Warrants to buy 3,000,0000 shares of the Company's common stock.

On June 18, 2004, the Investors purchased $1,500,000 in AJW Notes and received Warrants to purchase 1,500,000 shares of the Company's common stock. On July 28, 2004 the Investors purchased $500,000 in AJW Notes and received Warrants to puchase 500,000 shares of common stock. On October 22, 2004 the Investors purchased $350,000 in AJW Notes and received Warrants to purchase 350,000 shares of common stock. In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, the Investors are obligated to provide the Company with additional funds as follows:

            o $650,000 will be funded within five business days of the effectiveness of the registration statement.


The AJW Notes bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at the lower of (i) $0.70 or (ii) 50% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. The Company may prepay the AJW Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.57 per share. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

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

SOFTWARE DEVELOPMENT CAPITALIZATION POLICY

      Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. For the quarter ended September 30, 2004, we capitalized $77,739 of development costs in developing enhanced functionality of our DealerAdvance(TM) products. This compares with $171,945 for the quarter ended September 30, 2003. For the nine month period ended September 30, 2004 we capitalized $342,596 of developments costs as compared to $500,007 for the nine month period ended September 30, 2003. We capitalized a total of $683,052 of development costs for the twelve month period ended December 31, 2003.

ITEM 3. CONTROLS AND PROCEDURES

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and Chief financial officer concluded that as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

      On April 27, 2004, PNC Bank, N.A., as successor by merger to UnitedTrust Bank filed a complaint in the Superior Court of New Jersey, Law Division, Union County (Docket No. UNN-L_001522-04) against our company and Christopher J. Carey, in his capacity as guarantor, to collect the sums outstanding under the Loan Agreement, dated as of September 30, 2002. On July 15, 2004, we entered into a fully executed forbearance agreement with PNC Bank, N.A. We made an initial principal payment of $420,000 with the execution of the forbearance. Additionally, we are required to make four consecutive monthly installments of $50,000.00 on August 15, 2004, September 15, 2004, October 15, 2004 and November 15, 2004 followed by the remaining principal on or before December 15, 2004. Failure to adhere to this schedule may cause the suit to be reinstated and PNC Bank may resume collection of the sum under the suit. The Company has made all the required payments as of the balance sheet date of September 30, 2004 and the subsequent payment on October 15, 2004.

      On November 12, 2004, the Company and PNC Bank agreed upon terms of an amendment to the forbearance agreement whereby by the payment schedule will change to include interest only payments on November 15, 2004, December 15, 2004 and January 15, 2005 with the final principal payment being made on or before January 31, 2005.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.


ITEM 6. EXHIBITS

      See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of September, 2004.


                       STRONGHOLD TECHNOLOGIES, INC.


                       BY: /s/ Christopher J. Carey
                          ------------------------------------------------------
                           Name:  Christopher J. Carey,
                           Title: President and Chief Executive Officer (principal executive officer)


                       BY: /s/ Robert M. Nawy
                          ------------------------------------------------------
                           Name:  Robert M. Nawy
                           Title:  (principal financial officer)


                       BY: /s/ Karen S. Jackson
                          ------------------------------------------------------
                           Name:  Karen S. Jackson
                           Title:  Controller (principal accounting officer)


Dated:  As of November 20, 2004

ITEM 6.  EXHIBIT INDEX

Exhibit        Description
Number

10.1           Lease  Agreement  entered  between the Company and APA Properties
               No. 2, LP

10.2           Sublease Agreement between Clark/Bardes Consulting,  Inc. and the
               Company

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