Form 10QSB/A
period 2004-06-30
STRONGHOLD TECHNOLOGIES INC
filed 2005-02-11
CIK 1133598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                   (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004.

                                       OR

                [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT for the transition period from _______ to _______.

                        Commission file number: 333-54822

                          STRONGHOLD TECHNOLOGIES, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                     22-3762832
             ------                                     ----------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

                     106 Allen Road, Basking Ridge, NJ 07920
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (908) 903-1195
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
                            -------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Transitional Small Business Disclosure Format: (Check One): Yes[X] No[_]

EXPLANATORY NOTE: STRONGHOLD TECHNOLOGIES, INC. IS AMENDING THE FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2004 SOLELY FOR THE PURPOSE OF AMENDING ITEMS 1 AND 2 OF PART I.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - Financial Information

Item 1.    Financial Statements................................................2

           Consolidated Balance Sheet
           as of June 30, 2004 (unaudited).....................................2

           Consolidated Statements of Operations
           For the Three  Months Ended June 30, 2004 and 2003 and
           the six months ended June 30, 2004 and 2003
           (unaudited).........................................................3

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 2004 and 2003
           (unaudited).........................................................4

           Notes to Consolidated Financial Statements..........................6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        CONSOLIDATED BALANCE SHEET

                  STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY
                            JUNE 30, 2004 (UNAUDITED)


ASSETS

Current assets
 Cash                                                                                         $    726,544
 Accounts receivable, less allowance for returns and
  doubtful accounts of $210,318                                                                    615,216
 Other receivables                                                                                  16,222
 Inventories                                                                                       100,161
 Prepaid expenses                                                                                  154,773
                                                                                              ------------
     Total current assets                                                                        1,612,916
                                                                                              ------------
Property and equipment, net                                                                        124,111
                                                                                              ------------
Other assets

 Software development costs, net of amortization                                                   885,594
 Deferred charge, convertible debt loan acquisition costs, net of amortization                     239,896
 Other                                                                                             124,900
                                                                                              ------------
     Total other assets                                                                          1,250,390
                                                                                              ------------
                                                                                              $  2,987,417
                                                                                              ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
 Accounts payable                                                                             $    568,143
 Accrued expenses and other current liabilities                                                  1,331,084
 Interest payable, stockholders                                                                    421,756
 Notes payable, stockholders, current portion                                                      360,000
 Notes payable, current portion                                                                  1,186,667
 Deferred revenue                                                                                  452,455
 Obligations under capitalized leases, current portion                                              45,827
                                                                                              ------------
     Total current liabilities                                                                   4,365,932
                                                                                              ------------

Long-term liabilities
 Notes payable, stockholders, less current portion                                               1,860,131
 Note Payable, Convertible Debt of $1,500,000 net of Debt Discount of $1,500,000
    and Debt Discount Amortization of $31,250                                                       31,250
 Obligations under capitalized leases, less current
portion                                                                                             13,384
 Other long term accrued liabilities                                                               605,000
                                                                                              ------------
    Total long term liabilities                                                                  2,509,765
                                                                                              ------------

Commitments and contingencies
Stockholders' deficit
 Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125) and preferred stock, Series B, $.0001 par value; authorized 2,444,444 shares, 2,444,444 issued and outstanding
  (aggregate liquidation preference $2,200,000)                                                        445
 Common stock, $.0001 par value, authorized 50,000,000
   shares, 13,438,277 issued and outstanding                                                         1,344
 Additional paid-in capital                                                                      9,240,816
 Stock subscription receivable                                                                      (3,000)
 Accumulated deficit                                                                           (13,127,885)
                                                                                              ------------
     Total stockholders' deficit                                                                (3,888,280)
                                                                                              ------------
                                                                                              $  2,987,417
                                                                                              ============

                  STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                THREE MONTHS    THREE MONTHS      SIX MONTHS      SIX MONTHS
                                   ENDED           ENDED            ENDED           ENDED
                                  JUNE 30,        JUNE 30,         JUNE 30,        JUNE 30,
                                    2004            2003             2004            2003
                                (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)
SALES                           $    700,250    $    626,779     $1,343,928$       1,545,789
COST OF SALES                        215,358         277,184         451,866         600,888
                                ------------    ------------     ------------   ------------
GROSS PROFIT                         484,892         349,595         892,062         944,901
SELLING, GENERAL AND
 ADMINISTRATIVE                      873,550       1,194,040       1,837,552       2,302,854
                                ------------    ------------     ------------   ------------
LOSS FROM OPERATIONS                (388,658)       (844,445)       (945,490)     (1,357,953)
INTEREST EXPENSE                      98,609          90,220         125,506         197,866
                                ------------    ------------     ------------   ------------
NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS                   $   (487,267)   $   (934,665)   $ (1,070,996)   $ (1,555,819)
                                =============   =============    =============   ============
BASIC AND DILUTED LOSS PER
 COMMON SHARE                   $      (0.04)   $      (0.09)   $      (0.08)   $      (0.15)
                                =============   =============    =============   ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING        13,438,277      10,301,212      13,390,104      10,080,333


                  STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


SIX MONTHS ENDED JUNE 30,                                                2004           2003
-------------------------                                                ----           ----
                                                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                            $(1,070,996    $(1,555,819)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Provision for returns and allowances (recoveries)                       (8,128)        41,259
  Depreciation and amortization                                          176,253         60,108
  Amortization of Convertible Debt Discount                               31,250
  Non-cash interest expense for issuance of warrants                                     47,500
  Changes in operating assets and liabilities:
   Accounts receivable                                                   (20,300)      (172,312)
   Inventories                                                            71,585        173,176
   Prepaid expenses                                                     (145,860)         2,359
   Other receivables                                                      (8,487)       (67,048)
   Accounts payable                                                     (113,180)      (470,292)
   Interest payable, stockholders                                         13,852        112,557
   Accrued expenses and other current liabilities                        (76,191)       565,454
   Deferred revenue                                                      110,034         80,894
   Other Assets                                                          (22,074)          (877)
                                                                       -----------  -----------
NET CASH USED IN OPERATING ACTIVITIES                                 (1,062,242)    (1,183,041)
                                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES,

 Payments for purchase of property and equipment                          (4,983)        (6,707)
 Payments for software development costs                                (278,465)      (328,063)
                                                                       -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES                                   (283,448)      (334,770)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of preferred stock, net of financing costs                    1,242,968
 Proceeds from issuance of common stock, net of financing costs           32,037
 Proceeds from notes payable, stockholders                               899,500        606,200
 Principal repayments of notes payable, stockholders                     (56,519)       (92,089)
 Proceeds from notes payable, convertible debt                         1,500,000
 Payments made for debt issuance cost relating to notes payable,
convertible debt                                                        (245,000)
 Principal repayments of notes payable                                   (45,000)      (208,333)
 Principal payments for obligations under capital leases                 (20,945)        (9,736)
                                                                       -----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,064,073      1,539,010
                                                                       -----------  -----------
NET INCREASE IN CASH                                                     718,383         21,199
CASH, BEGINNING OF PERIOD                                                  8,161         13,384
                                                                       -----------  -----------
CASH, END OF PERIOD                                                  $   726,544    $    34,583
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
                                                                       ===========  ===========
cash paid during the period for interest                             $    46,333    $   114,859
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

                  STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 2003.

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


                                         Three months ended           Six months ended
                                              June 30,                    June 30,
                                        --------------------         -------------------
                                        2004            2003         2004           2003
                                        ----            ----         ----           ----
NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS, as reported ......   $  (487,267)   $  (934,665)   $(1,070,996)   $(1,555,819)

DEDUCT

Total stock-based compensation
expense determined under fair
value method  for all awards,net
of related tax effect ..........        10,882         20,572         23,701         39,603
PRO FORMA NET LOSS .............   $  (498,149)   $  (955,237)   $(1,094,697)   $(1,595,422)


BASIC AND DILUTED EPS
As reported ....................   $     (0.04)   $     (0.09)   $     (0.08)   $     (0.15)
Pro forma ......................   $     (0.04)   $     (0.09)   $     (0.08)   $     (0.16)

      The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 2.06%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.73% and 3.33% for June 30, 2004 and 2003, respectively.

5. GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of approximately
$1071,000 and has negative cash flows from operations of approximately $1,062,000 for the six months ended June 30, 2004, and has a working capital deficit of approximately $2,753,000 and a stockholders' deficit of approximately $3,888,000 as of June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2004, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following at June 30, 2004:

      Sales tax                $   83,670
      Payroll taxes               456,359
      401(k) withholding            9,925
      Compensation                402,767
      Commissions                 165,673
      Other accrued expenses      212,690

      Total                    $1,331,084
                               ==========

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

The Note payable, convertible debt, is recorded at $1,500,000 net of debt discount of $1,500,000 and amortization of $31,250. This Note payable, Convertible Debt is reported in accordance with Emerging Issues Task Force "EITF" 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" paragraph 19. The Debt Discount is reported at 100% of the net proceeds of the Convertible Debt Financing in accordance with EITF 98-5 that specifies that the beneficial conversion expense may not exceed the net proceeds. Additionally, the interest expense and debt discount and corresponding amortization are recorded in accordance EITF 00-27 paragraph 19 that states that convertible instruments that have a stated redemption date require a discount resulting from recording a beneficial conversion option to be accreted from the date of issuance to the stated redemption date of the convertible instrument, regardless of when the earliest conversion date occurs.

      The Notes, bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at the lower of (i) $0.70 or (ii) 50% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. The Company may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $0.57 per share. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

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

9. RESTATEMENT OF CERTAIN TRANSACTIONS AS OF JUNE 30, 2004

For the period ended September 30, 2004 the Company has taken the position of capitalizing the approximately $334,000 of debt issuance cost, relating to the Callable Secured Convertible Notes described in footnote 8, as a deferred charge. As a result, the Company has also recorded the beneficial conversion feature in the full amount of the outstanding note of $2,000,000. Both items will be amortized over the life of the loan of 3 years which is in accordance with EITF 00-27. The effects of this restatement for the three and nine month periods ended September 30, 2004 are listed below:

                                          Three months    Six months
                                           ended June     ended June
                                            30, 2004       30, 2004

                Net Loss                  ($36,354.00)   ($36,354.00)

Basic and diluted loss per common share     ($0.003)       ($0.003)

Effect of the restatement for balance sheet at June 30, 2004:


RESTATEMENT SUMMARY                                                 Original
                                                                    Reported         Restated     Restatement
ASSETS                                                              Balance          Balance         Effect
                                                                    -------          -------      -----------
  OTHER ASSETS
    Deferred charge, convertible debt loan acquisition costs,
       net of amortization                                      $         --    $    239,896    $    239,896

LIABILITIES AND STOCKHOLDERS' DEFICIT
  LONG-TERM LIABILITIES
   Note Payable, Convertible Debt                                  1,255,000          31,250      (1,223,750)
  STOCKHOLDERS' DEFICIT                                                 --
    Additional paid-in capital                                     7,740,816       9,240,816       1,500,000
    Accumulated Deficit                                          (13,091,531)    (13,127,885)        (36,354)
                                                                                                -------------
    Total                                                                                       $    239,896



10. SUBSEQUENT EVENTS

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

THREE MONTHS ENDED JUNE 30, 2004 AND THREE MONTHS ENDED JUNE 30, 2003.

      REVENUE

      For the quarter ended June 30, 2004, we had revenue of $700,250 compared with revenue of $626,779 for the quarter ended June 30, 2003. This modest increase in revenue of $73,471 or 11.72 % is primarily attributed to steps we made to address the Company's limited funding. The Company's decision to conserve capital and reduce head count through the first quarter and into the second quarter of 2004 limited our ability to generate significant revenue growth for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003.

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

      o a reduction in the number of staff members required to service the client base.

These improvements in efficiency present the Company with the opportunity to consider alternative pricing and delivery methods in the future targeted to increasing the adoption rate of our product.

      GENERAL AND ADMINISTRATIVE EXPENSES

      Total Selling and General and Administrative expenses in the quarter ended June 30, 2004 were $873,550 a decrease of 26.84% or $320,490 from the quarter ended June 30, 2003 of $1,194,040. The significant reduction in expense is primarily attributable to efficiencies gained through the reduction of staff from 41 in June 30, 2003 to 23 in the quarter ended June 30, 2004. Total operating expenses for the quarter ended June 30, 2004 and June 30, 2003 were comprised primarily of general and administrative expenses (which includes research and development expenses, consulting and professional costs, recruiting fees, office rent and investor relations expenses), professional salaries, benefits, stock compensation and bad debt write-off expense.

      Our interest and penalty expense increased from $90,220 in the quarter ended June 30, 2003 to $98,609 in the quarter ended June 30, 2004. This increase of $8,389 was primarily based on the net of forgiveness of interest on stockholder loans for the quarter which reduced the interest expense and an increase due to the beneficial conversion feature.

      NET LOSS

      We had a net loss of $487,267 for the quarter ended June 30, 2004 compared to $934,665 for the quarter ended June 30, 2003, a decrease in net losses of $447,398. This significant reduction of net losses of 47.87% despite the modest increase of revenue reflects the effects of our reduction in overhead and improvement of gross profit percentage.

      Our loss per share also reduced to $.04 loss per share with a weighted average of 13,438,277 shares outstanding in the quarter ended June 30, 2004 as compared to $.09 loss per share in the quarter ended June 30, 2003 with a weighted average of 10,301,212 shares outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      As of June 30, 2004, our cash balance was $726,544. We had a net loss of $487,267 for the quarter ended June 30, 2004. We had a net operating loss of approximately $8,476,490 for the period from May 17, 2002 through June 30, 2004 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of June 30, 2004 was $825,534 (less allowances for doubtful accounts of $210,318), and $1,519,788(less allowances for doubtful accounts of $196,284) for the quarter ended June 30, 2003. Accounts receivable balances represent amounts owed to Stronghold for new installations and maintenance, service, training services, software customization and additional systems components.

FINANCING NEEDS

      To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception, we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $1,070,996 and have negative cash flows from operations of approximately $1,183,041 for the six months ended June 30, 2004, and have a working capital deficit of approximately $2,753,000 and a stockholders' deficit of approximately $3,888,280 as of June 30, 2004. These conditions raise substantial doubt about our ability to continue as a going concern. During 2004, our management will rely on raising additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

      See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of February, 2005.

                              STRONGHOLD TECHNOLOGIES, INC.



                              BY: /s/ Christopher J. Carey
                                 ----------------------------------
                                  Name: Christopher J. Carey,
                                  Title: President and Chief Executive Officer
                                  (principal executive officer)



                              BY: /s/ Robert M. Nawy
                                  ----------------------------------------------
                                  Name: Robert M. Nawy
                                  Title:(principal financial officer)



                              BY: /s/ Karen S. Jackson
                                  ----------------------------------------------
                                  Name: Karen S. Jackson
                                  Title: Controller (principal accounting
                                  officer)

Dated:  As of February 10, 2005

ITEM 6. EXHIBIT INDEX

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