Form 10QSB/A
period 2004-09-30
STRONGHOLD TECHNOLOGIES INC
filed 2005-02-11
CIK 1133598

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

                        Commission file number: 333-54822

                          STRONGHOLD TECHNOLOGIES, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        22-3762832
  ------------------------------                          ----------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

                     106 Allen Road, Basking Ridge, NJ 07920
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (908) 903-1195
                                 --------------
                          (Issuer's telephone number)

                                       N/A
                                 --------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [_]No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 19, 2004, 15,936,655 shares of the Registrant's common stock, (par value, $0.0001), were outstanding.

Transitional Small Business Disclosure Format: (Check One): Yes[_] No[_]

EXPLANATORY NOTE: STRONGHOLD TECHNOLOGIES, INC. IS AMENDING THE FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2004 SOLELY FOR THE PURPOSE OF AMENDING ITEMS 1 AND 2 OF PART I.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - Financial Information

Item 1.    Financial Statements................................................2

           Consolidated Balance Sheet
           as of September 30, 2004 (unaudited)................................2

           Consolidated Statements of Operations
           For the Three Months Ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003
           (unaudited).........................................................3

           Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 2004 and 2003
           (unaudited).........................................................4

           Notes to Consolidated Financial Statements..........................6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................11

Item 6.    Exhibits and Reports on Form 8-K...................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        CONSOLIDATED BALANCE SHEET

                  STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY
                         SEPTEMBER 30, 2004 (UNAUDITED)


ASSETS

CURRENT ASSETS
 Cash                                                                                           $     10,795
 Accounts receivable, less allowance for returns and
  doubtful accounts of $181,750                                                                      362,170
 Other receivables                                                                                    37,220
 Inventories                                                                                          79,167
 Prepaid expenses                                                                                    134,697
                                                                                                ------------
     Total current assets                                                                            624,049
                                                                                                ------------
PROPERTY AND EQUIPMENT, NET                                                                          101,037
                                                                                                ------------
OTHER ASSETS

 Software development costs, net of amortization                                                     855,774
 Deferred charge, convertible debt loan acquisition costs, net of amortization                       290,345
 Other                                                                                               133,333
                                                                                                ------------
     Total other assets                                                                            1,279,452
                                                                                                ------------
                                                                                                $  2,004,538
                                                                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

 Accounts payable                                                                               $    633,163
 Accrued expenses and other current liabilities                                                    1,110,435
 Interest payable, stockholders                                                                      443,920
 Notes payable, stockholders, current portion                                                        360,000
 Notes payable                                                                                       656,667
 Deferred revenue                                                                                    468,756
 Obligations under capitalized leases, current portion                                                40,061
                                                                                                ------------
     Total current liabilities                                                                     3,713,002
                                                                                                ------------

LONG-TERM LIABILITIES
 Notes payable, stockholders, less current portion                                                 1,860,131
 Note Payable, Convertible Debt of $2,000,000 net of Debt Discount of $2,000,000
   and Debt Discount Amortization of $260,416                                                        260,416
 Obligations under capitalized leases, less
current portion                                                                                        7,813
 Payroll taxes payable, long term                                                                    535,000
                                                                                                ------------
    Total long term liabilities                                                                    2,663,360
                                                                                                ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
 Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125)
    and preferred stock, Series B, $.0001 par value; authorized 2,444,444 shares,
    2,444,444 issued and outstanding (aggregate liquidation preference $2,200,000)                       445
 Common stock, $.0001 par value, authorized 50,000,000
   shares, 14,687,072 issued and outstanding                                                           1,469
 Additional paid-in capital                                                                        9,754,330
 Stock subscription receivable                                                                        (3,000)
 Accumulated deficit                                                                             (14,125,068)
                                                                                                ------------
     Total stockholders' deficit                                                                  (4,371,824)
                                                                                                ------------
                                                                                                $  2,004,538

                  STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   THREE MONTHS   THREE MONTHS   NINE MONTHS      NINE MONTHS
                                     ENDED           ENDED         ENDED            ENDED
                                     SEP 30,        SEP 30,       SEP 30,          SEPT 30,
                                      2004           2003           2004             2003
                                  (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
SALES                           $    475,969    $    904,254    $  1,819,896    $  2,450,043

COST OF SALES                        175,863         336,611         627,728         937,499

GROSS PROFIT                         300,106         567,643       1,192,168       1,512,544

SELLING, GENERAL AND
  ADMINISTRATIVE                     947,301       1,401,070       2,784,853       3,703,924

LOSS FROM OPERATIONS                (647,195)       (833,427)     (1,592,684)     (2,191,380)

INTEREST EXPENSE                     349,988         223,196         475,494         421,062

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                  $   (997,183)   $ (1,056,623)   $ (2,068,179)   $ (2,612,442)

BASIC AND DILUTED LOSS PER
  COMMON SHARE                  $      (0.07)   $      (0.10)   $      (0.15)   $      (0.26)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING        14,024,528      10,460,333      13,603,903      10,206,182


                  STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30,                                         2004           2003
-------------------------------                                         ----           ----
                                                                     (Unaudited)   (Unaudited)
Cash flows from operating activities
 Net loss                                                          $(2,068,179)   $(2,612,442)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
   Provision for returns and allowances (recoveries)                    (8,128)        63,000
   Depreciation and amortization                                       379,056        106,216
   Amortization of convertible debt discount                           260,416
   Interest expense for issuance of warrants                                           71,250
   Changes in operating assets and liabilities:
   Accounts receivable                                                 232,746       (425,082)
   Inventories                                                          92,579        142,612
   Prepaid expenses                                                   (123,056)         7,165
   Other receivables                                                   (29,485)       (18,548)
   Accounts payable                                                    (48,312)      (240,829)
   Interest payable, stockholders                                       36,016        168,249
   Accrued expenses and other current liabilities                     (366,840)       872,753
   Deferred revenue                                                    126,335        286,262
   Other Assets                                                        (51,724)       (43,047)
                                                                    -----------   -----------
Net cash used in operating activities                               (1,568,577)    (1,622,441)
                                                                    -----------   -----------
Cash flows from investing activities,
 Payments for purchase of property and equipment                        (3,749)       (10,859)
 Payments for software development costs                              (355,260)      (500,008)
                                                                    -----------   -----------
Net cash used in investing activities                                 (359,009)      (510,867)
                                                                    -----------   -----------
Cash flows from financing activities
 Proceeds from issuance of common stock, net of financing costs         29,750      1,887,968
 Proceeds from notes payable, stockholders                             899,500        616,200
 Principal repayments of notes payable, stockholders                   (57,850)      (127,089)
 Proceeds from notes payable, convertible debt                       2,000,000       (238,332)
 Payments made for debt issuance cost relating to notes payable,
  convertible debt                                                    (333,983)
 Principal repayments of notes payable                                (575,000)       (15,594)
 Principal payments for obligations under capital leases               (32,198)
                                                                    -----------   -----------
Net cash provided by financing activities                            1,930,219      2,123,153
                                                                    -----------   -----------
Net increase (decrease) in cash                                          2,634        (10,155)
Cash, beginning of period                                                8,161         13,384
                                                                    -----------   -----------
Cash, end of period                                                $    10,795    $     3,229
                                                                   ============   ===========
Supplemental disclosure of cash flow information,
 cash paid during the period for interest                          $    45,198    $    93,197


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


                                                 Three months ended                  Nine months ended
                                                    September 30,                       September 30,
                                                 ------------------                  -----------------
                                               2004             2003          2004          2003
                                               ----             ----          ----          ----
NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS, as reported                   $  (997,183)   $(1,056,623)   $(2,068,179)   $(2,612,442)
-----------------------------------------   -----------    -----------    -----------    -----------
DEDUCT
Total stock-based compensation
 expense determined under fair
 value method  for all awards,net
 Of related tax effect                           11,131         23,430         34,832         63,033
                                            -----------    -----------    -----------    -----------
PRO FORMA NET LOSS                          $(1,008,314)   $(1,080,053)   $(2,103,011)   $(2,675,475)
                                            -----------    -----------    -----------    -----------
BASIC AND DILUTED EPS

                                            -----------    -----------    -----------    -----------
 As reported                                $     (0.07)   $     (0.10)   $     (0.15)   $     (0.26)
                                            -----------    -----------    -----------    -----------
 Pro forma                                  $     (0.07)   $     (0.10)   $     (0.15)   $     (0.26)
                                            -----------    -----------    -----------    -----------


      The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 2.06%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.13% and 4.91% for September 30, 2004 and 2003, respectively.

5. GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of $2,068,179 and has negative cash flows from operations of $1,568,577 for the nine months ended September 30, 2004, and has a working capital deficit of $3,088,953 and a stockholders' deficit of $4,371,824 as of September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2004 and 2005, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

7. NOTES PAYABLE, STOCKHOLDERS

      On March 15, 2004, the Company entered into a note payable with its preferred stockholders Stanford Venture Capital Holdings, Inc. for approximately $875,000. The note bears interest at 8% per annum and is due on March 15, 2007. The balance of this note is located in the long-term portion of notes payable, stockholders.

      The Company also has notes payable to its Chief Executive Officer Christopher J. Carey that are described in detail in the financings section below inder the header Loans from Christopher J. Carey, an Executive Officer, Director and Shareholder of the Company

The following table provides a reconciliation of these loans to the current and long term sections of the balance sheet as well notes regarding the extension of the loans from Mr. Carey.



                                            BALANCE 9/30/2004
                                            -----------------
                                                                                          ORIGINAL
                                                                            BALANCE       TERM/ DUE   EXTENDED
                                   CURRENT   LONG TERM       TOTAL         6/30/2004        DATE         TO
                                   -------   ---------       -----         ---------      ---------   --------
Stockholder - Christopher
  J. Carey
                                                                                                                   $20,000 principal
                                                                                             3 mos                 payment Dec 2004
Stockholder Bridge Loan              60,000                     60,000        60,000      due 9/18/03    11/1/05   $20,000 principal
                                                                                                                   payment in June
                                                                                                                   2003
                                                                                             3 mos
Stockholder Bridge Loan             300,000                    300,000       300,000      due 9/18/03    11/1/05

                                                                                                                   Principal balance
                                                                                                                   reduced by
                                                                                                                   $543,000
                                                                                                                   debt to equity
                                                                                                                   conversion
                                                                                            18 mos                 and reallocation
Stockholder Loan                                254,600        254,600       254,600     due 12/31/03    12/1/05   of accrued
                                                                                                                   compensation
                                                                                                                   and travel and
                                                                                                                   entertainement
                                                                                                                   originally
                                                                                                                   included in loan.

Christopher J. Carey                                                                        12 mos
  - AC Trust Fund                               375,403        375,403       375,403      due 9/30/03    11/1/05

Christopher J. Carey                                                                        12 mos
  - CC Trust Fund                               355,127        355,127       355,127      due 9/30/03    11/1/05

Christopher J. Carey                                                                        14 mos
  - $165,000 Bridge Loan                 --                         --             --      due 10/02     3/31/05   Paid in full

Total-Stockholder
  - Christopher J, Carey            360,000     985,131      1,345,131     1,345,131

Stanford                                        875,000        875,000       875,000         3 yrs
                                                                                           due 3/2007
Totals                              360,000   1,860,131      2,220,131     2,220,131


8. COMMITMENTS AND CONTINGENCIES

      Convertible Preferred Stock

On May 15, 2002, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, in which we issued to Stanford (i) such number of shares of our Series A $1.50 Convertible Preferred Stock, referred to herein as Series A Preferred Stock, that would in the aggregate equal 20% of the total issued and outstanding shares of our common stock at the time, and (ii) such number of warrants for shares of our common stock that would equal the number of shares of Series A Preferred Stock issued to Stanford. The total aggregate purchase price for the Series A Preferred Stock and warrants paid by Stanford was $3,000,000. The issuance of the Series A Preferred Stock and warrants took place on each of four separate closing dates from May 16, 2002 through and July 19, 2002, at which we issued an aggregate of 2,002,750 shares of our Series A Preferred Stock and warrants for 2,002,750 shares of our common stock to Stanford. . The warrants issued in 2002 were valued at $294,893 using the black-scholes model using the following assumptions and a stock price of $1.50:

      o     Conversion price $1.50;
      o     expected volatility of 0%;
      o     expected dividend yield rate of 0%;
      o     expected life of 5 years; and
      o a risk-free interest rate of 4.91% for the period ended June 30, 2002.

In connection with our Series B financing, as partial consideration for the funds received pursuant to the Series B financing, we agreed to decrease the exercise price to $.25. With respect to the decrease in the exercise price and the warrants being treated as a cost of the series B financing, the reduction of series A warrants was written in to the Series B preferred stock agreements as part of the negotiation. At the end of fiscal 2003, Stanford exercised the warrants for 2,002,750 shares of our common stock.

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

In accordance with FAS 129 Paragraph 4, the Company is providing the following summary pf the pertinent rights and privileges of these outstanding securities:

Each Series A $1.50 preferred share and each Series B convertible $.90 Preferred share is convertible into common shares at a predefined "conversion rate" (described below). There are two ways to convert this Preferred stock:

Optional conversion: The holder may at any time convert the preferred shares at the stated "conversion rate" rate into Common stock

Automatic conversion: The shares can be converted by: A) at the date of a vote by at least two-thirds of the outstanding Preferred shares to convert or, B) upon the closing of a qualified public offering where the stock is offered to the public at a price equal to or exceeding $3.00 which generates net proceeds to the company equal to or exceeding $15,000,000.

"Conversion rate" - each share of the Series A preferred stock and Series B preferred stock is convertible into the number of shares of the common stock as shall be calculated by dividing the stated value by $1.50 and $.90, respectively.

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

The AJW Note payable, convertible debt, is recorded at $2,000,000 net of debt discount of $2,000,000 and amortization of $260,416, of which such amortization has been charged to interest expense. This Note payable, Convertible Debt is reported in accordance with Emerging Issues Task Force "EITF" 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" paragraph 19. The Debt Discount is reported at 100% of the net proceeds of the Convertible Debt Financing in accordance with EITF 98-5 that specifies that the beneficial conversion expense may not exceed the net proceeds. Additionally, the interest expense and debt discount and corresponding amortization are recorded in accordance EITF 00-27 paragraph 19 that states that convertible instruments that have a stated redemption date require a discount resulting from recording a beneficial conversion option to be accreted from the date of issuance to the stated redemption date of the convertible instrument, regardless of when the earliest conversion date occurs.

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

9. RESTATEMENT OF CERTAIN TRANSACTIONS AS OF SEPTEMBER 30, 2004

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

                                                  Three months      Nine months
                                                    ended              ended
                                                   September         September
                                                   30, 2004          30, 2004
                                                   -----------      -----------
                     Net Loss                     ($10,904.00)      ($47,258.00)

     Basic and diluted loss per common share        ($0.001)          ($0.003)


Effect of the restatement for balance sheet at September 30, 2004:


RESTATEMENT SUMMARY                                                   Original
                                                                      Reported         Restated      Restatement
ASSETS                                                                Balance          Balance         Effect
                                                                      -------          --------      -----------
  OTHER ASSETS

     Deferred charge, convertible debt loan acquisition costs,
              net of amortization                                $         --    $    290,684    $    290,684
LIABILITIES AND STOCKHOLDERS' DEFICIT

  LONG-TERM LIABILITIES

    Note Payable, Convertible Debt                                    239,391         260,416          21,025
  STOCKHOLDERS' DEFICIT

     Additional paid-in capital                                     9,437,413       9,754,330         316,917
     Accumulated Deficit                                          (14,077,810)    (14,125,068)        (47,258)
                                                                                                     ---------
     Total                                                                                       $    290,684


10. SUBSEQUENT EVENTS

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

      Our past results of operations and ensuing financial condition have resulted from our allocating significant resources to the development of our wireless technology business for use by the automobile dealership market that have been traditionally slow to accept such products. We have achieved initial acceptance, which has resulted in our generating limited revenue. The sales to date from our inception through the second quarter of 2004 have been achieved through direct selling efforts defined as employees of our company selling directly to dealers. We believe the initial sales of our products have positioned our company to now start selling through third party sellers that have established distribution channels. We announced our first distribution agreement in the third quarter and have realized the first sale pursuant to this distribution agreement.

      In the event that our distribution efforts through third party sellers do not increase our revenue to where we attain cash flow self sufficiency, then we would have to raise additional capital beyond the final tranche of funding to be provided with five days after the effective date of the registration statement. Additionally, should there be a significant slow down in the purchase of automobile vehicles in the USA domestic market; this could cause dealers to slow down there buying decision of new technology which would negatively impact our results of operations.

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

      o Monthly Recurring Maintenance Revenue: This represents the maintenance and support contract for the Dealer Advance Service Solution that the customer executes with the system installation. The typical maintenance contract is for 36 months. In the three year operating history of the company, approximately 50% of all the company's customers have prepaid the maintenance fees through a third party leasing finance company. The third part leasing arrangements with dealers are commitments by the dealer client directly to the financing company with no recourse to the company. These prepaid maintenance fees have provided additional cash flow to us and have generated a deferred revenue liability on or balance sheet.

      Cost of sales for software licensing with the installation are estimated at 10% of revenue for reproduction, minor customer specific configurations and the setup cost of interface with the customers' DMS. Cost of sales for the system installation includes direct labor and travel, subcontractors and third party hardware.

GENERAL AND ADMINISTRATIVE OPERATING EXPENSES

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

      Bad debt expenses are also included under Selling, General and Administrative Expenses. The policy for recognition of bad debt expenses established for the year end December 31, 2003 is still in effect. This policy has been established utilizing the amount of future returns estimated based on historical calculations, technology obsolescence and return period. We have set the policy for reserves for doubtful accounts at 20% of our accounts receivables to account for estimated rights of returns and uncollectible accounts. This is based on a historical return rate of 18% for 2003 and 16% in 2004. In the first full operating year of 2002 the return rate was 25%. The estimate for total returns in the life of our company as of November 2004 is 21 returns on 104 sales for a return rate of 20% for the life of operations. In recognizing revenue, we consider the following factors:

      o Our price to the buyer is substantially fixed or determinable at the date of sale as evidenced by the contract signed for each sales and the terms and conditions of each;

      o The buyer has paid our company and the buyers obligation is not contingent on resale of the product;

      o The buyer's obligation to our company would not be changed in the event of theft or physical destruction or damage of the product;

      o The buyer acquiring the product for resale has economic substance apart from that provided by our company;

      o we do not have significant obligations for future performance to directly bring about resale of the product by the buyer; and

      o The amount of future returns can be reasonably estimated based on historical calculations, technology obsolescence and return period.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND THREE MONTHS ENDED SEPTEMBER 30, 2003.

      REVENUE

      For the quarter ended September 30, 2004, we had revenue of $475,969 compared with revenue of $904,254 for the quarter ended September 30, 2003. Revenue is generated from software license and system installation, maintenance support and service revenues. Revenues for the three months ended September 30, 2004 are broken down as follows:


                                           THREE       THREE
                                           MONTHS      MONTHS
                                           ENDED       ENDED
                                           SEPTEMBER   SEPTEMBER
                                           30, 2004    30, 2003  $ CHANGE    % CHANGE
Software License & System Installation   $ 329,500   $ 822,878   ($493,378)   -59.96%
Support Maintenance                      $ 132,969   $  81,376   $  51,593      63.40%
Services                                 $  13,500   $       0   $  13,500
Total Revenue                            $ 475,969   $ 904,254   ($428,285)   -47.36%


      This decrease in revenue of $428,285 or 47.36% is primarily attributed to the following:

      o the steps we made to address our limited funding that included reductions of our sales, marketing and client consultant staffs,

      o a strategic decision to allocate resources to establish our first sales efforts through third party distributors; and

      o a loss of momentum in the late part of the second quarter and the early part of the third quarter resulting from concerns regarding closure of our pending funding that was needed to maintain operations.

Although we cannot provide guarantees, we do not believe that our revenues will continue to decrease as we intend to maintain our current internal sales force as well as further develop our third party distributors, which will contribute to our current level of revenues. We do not expect that we will incur additional expenses such as training and the development of training manuals associated with the implementation of our third party distributor sales strategy.

      Our decision to conserve capital, reduce head count and embark on a strategy of third party distribution resulted in our revenue reduction for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

      COST OF SALES

      Cost of sales on a percentage basis was maintained at $175,863 or 36.9% of revenue for the three months ended September 30, 2004 as compared to $336,611 or 37.2% of revenue for the three months ended September 30, 2003 for a net decrease of 0.28%. The table below shows the Cost of Sales and percentage by category and the comparison in dollars and percentage for the three months ended September 30, 2004 and three months ended September 30, 2003. The decrease in Cost of Sales as a percentage of revenue of 0.28% is primarily attributed to corresponding percentage decreases in Software and Licensing, Subcontractors and installations/Travel, offset by percentage increases in Repairs, Shipping and Labor. We expect that our cost of sales as a percentage of revenue will increase in the future as we utilize additional third party distributors, however expect the total gross profit dollars to increase as the revenue volume increases.


                                         Q3 2004          Q3 2003        Q3 2004       Q3 2003
COST OF SALES                            DOLLARS          DOLLARS     % OF REVENUE  % OF REVENUE  % CHANGE
                                         -------          -------     ------------  ------------  --------
5100 - Hardware Components               $ 77,783        $149,595        16.34%        16.54%      -0.20%
5200 - Client Software & Licensing       $ 23,131        $ 45,660         4.86%        5.05%       -0.19%
5400 - Subcontractors                    $  4,387        $ 23,965         0.92%        2.65%       -1.73%
5500 - Misc Installation Costs           $  1,611        $  1,962         0.34%        0.22%        0.12%
5600 - Installations/Travel              $ 30,000        $ 65,294         6.30%        7.22%       -0.92%
5650 - Repairs                           $    630        $    124         0.13%        0.01%        0.12%
5700 - Shipping                          $  9,510        $ 12,557         2.00%        1.39%        0.61%
5800 - Labor                             $ 28,812        $ 37,454         6.05%        4.14%        1.91%
TOTAL COST OF SALES                      $175,863        $336,611

TOTAL COST OF SALES %OF REVENUE            36.95%          37.23%                                  -0.28%



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

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Total Selling, General and Administrative expenses in the quarter ended September 30, 2004 were $947,30, a decrease of 32.39% or $453,769 from the quarter ended September 30, 2003 of $1,401,070. The significant reduction in expense is primarily attributable to efficiencies gained through the reduction of staff from 44 in September 30, 2003 to 22 in the quarter ended September 30, 2004. The significant reduction in staffing resulted in a reduction of payroll expenses of $350,420, which was the largest portion of the $453,769 reduction. Other significant expense reductions within selling, general and administrative expenses for the quarter ended September 30, 2004 and September 30, 2003 included reductions as follows:

      o     legal expenses of $48,410,

      o     printing and reproduction expenses of $17,069 and

      o     Travel and automobile expenses reductions of $37,172.

      Our interest and penalty expense increased from $223,196 in the quarter ended September 30, 2003 to $349,988 in the quarter ended September 30, 2004. This increase of $126,790 is primarily due a new non-cash category of interest expense resulting from the Beneficial Conversion Expense attributed to the AJW Convertible Notes. This new non-cash category expense is attributed to the Company's adherence to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instrument". The Company recorded $229,166 of Beneficial Conversion Expense in the third quarter of 2004 for the closing of the first two tranches of $2,000,000 of convertible debt detailed in the notes to financials. The comparative increase of $126,790 also included one time penalty charge in 2003 of $130,000 for IR penalties.

      OPERATING LOSS

      The Company's operating losses decreased by $186,232 in comparing the quarter ended September 30, 2004 to the quarter ended September 30, 2003, which were $647,195 and $833,427, respectively. This improvement in operating loss despite the significant reduction in revenues is attributable to the maintenance of gross profit margins of 63% and the significant reductions of selling, general and administrative expenses of $453,769.

      NET LOSS

      We had a net loss of $997,183 for the quarter ended September 30, 2004 compared to $1,056,623 for the quarter ended September 30, 2003, a decrease in net losses of $59,440. This reduction of net losses of 5.63% despite the decrease of revenue and increased interest expense is also primarily attributable to the maintenance of gross profit margins of 63% and the significant reductions of selling, general and administrative expenses of $453,769.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND NINE MONTHS ENDED SEPTEMBER 30, 2003.

      REVENUE

      For the nine-month period ended September 30, 2004, we had revenue of $1,819,896 compared with revenue of $2,450,043 for the nine month period ended September 30, 2003. Revenue is generated from software license and system installation, maintenance support and service revenues. Revenues for the three months ended September 30, 2004 are broken down as follows:


                                             NINE MONTHS     NINE MONTHS
                                             ENDED           ENDED
                                             SEPTEMBER       SEPTEMBER 30,
                                             30, 2004        2003              $ CHANGE        % CHANGE
Software License & System Installation       $1,417,124       $2,178,751       ($ 761,627)       -34.96%
Support Maintenance                          $  365,404       $  206,443       $  158,960         77.00%
Services                                     $   37,369       $   64,898       $   25,780          0.00%
Total Revenue                                $1,819,896       $2,450,093       ($ 630,196)       -25.72%


      This decrease in revenue of $630,147 or 25.72% is primarily attributed to the following:

      o the steps we made to address our limited funding that included reductions of our sales, marketing and client consultant staffs,

      o a strategic decision to allocate resources to establish our first sales efforts through third party distributors; and

      o a loss of momentum in the late part of the second quarter and the early part of the third quarter resulting from concerns regarding closure of our pending funding that was needed to maintain operations.

Although we cannot provide guarantees, we do not believe that our revenues will continue to decrease as we intend to maintain our current internal sales force as well as further develop our third party distributors, which will contribute to our current level of revenues. We do not expect that we will incur additional expenses such as training and the development of training manuals associated with the implementation of our third party distributor sales strategy.

      Our decision to conserve capital, reduce head count and embark on a strategy of third party distribution resulted in our revenue reduction for the nine-month period ended September 30, 2004 as compared to the nine-month ended September 30, 2003.

      COST OF SALES

      Cost of sales on a percentage basis was maintained at $627,428 or 34.49% of revenue for the nine months ended September 30, 2004 as compared to $937,499 or 38.26% of revenue for the nine months ended September 30, 2003. The table below shows the Cost of Sales and percentage by category and the comparison in dollars and percentage for the year to date ("YTD") nine months period ended September 30, 2004 and for the year to date ("YTD") nine months period ended September 30, 2004. The decrease in Cost of Sales as a percentage of revenue of 3.77% is primarily attributed to corresponding percentage decreases in Hardware Components, Client Software and Licensing, Subcontractors, installations/Travel, repairs and shipping offset by percentage increases in Repairs, Shipping and Labor. We expect that our cost of sales as a percentage of revenue will increase in the future as we utilize additional third party distributors, however expect the total gross profit dollars to increase as the revenue volume increases.


                                        YTD 2004         YTD 2003         YTD 2004    YTD 2003
COST OF SALES                            DOLLARS         DOLLARS        % OF REVENUE % OF REVENUE % CHANGE
                                         -------         -------        ------------ ------------ --------
5100 - Hardware Components               $249,264        $375,591           13.70%       15.33%    -1.63%
5200 - Client Software & Licensing       $ 70,341        $107,755            3.87%        4.40%    -0.53%
5400 - Subcontractors                    $ 20,911        $ 59,166            1.15%        2.41%    -1.27%
5500 - Misc Installation Costs           $  4,827        $ 13,879            0.27%        0.57%    -0.30%
5600 - Installations/Travel              $121,702        $187,380            6.69%        7.65%    -0.96%
5650 - Repairs                           $    630        $  2,082            0.03%        0.08%    -0.05%
5700 - Shipping                          $ 34,653        $ 48,296            1.90%        1.97%    -0.07%
5800 - Labor                             $125,400        $143,224            6.89%        5.85%     1.04%
TOTAL COST OF SALES                      $627,728        $937,373           34.49%       38.26%    -3.77%
TOTAL COST OF SALES % OF REVENUE            34.49%          38.26%                                 -3.77%



      GROSS PROFITS

      We generated $1,192,168 in gross profits from sales for the nine-month period ended September 30, 2004, which was a decrease of $320,376 from the nine-month period ended September 30, 2003, when we generated $1,512,544 in gross profits. Our gross profit margin percentage increased four (4) percent from 62% in the nine-month period ended September 30, 2003 to 66% in the nine-month period ended September 30, 2004. The Company's ability to increase its gross profit margin despite the reduction in revenue is due to the Company's ability to maintain prices, eliminate excess labor capacity present in 2003 and reducing the unit cost of third party hardware.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Total Selling, General and Administrative expenses in the nine-month period ended September 30, 2004 were $2,784,853, a decrease of 24.96% or $919,071 from the nine-month period ended September 30, 2003 of $3,703,924. The significant reduction in expense is primarily attributable to efficiencies gained through the reduction of staff from 44 in September 30, 2003 to 22 in the nine-month period ended September 30, 2004. The significant reduction in staffing resulted in a reduction of payroll expenses of $794,314, which was the largest portion of the net reduction of $919,071. Other significant expense reductions within selling, general and administrative expenses for the nine-month period ended September 30, 2004 as compared to September 30, 2003 included the following:

      o     legal expenses of $121,000

      o     printing and reproduction expenses of $30,738 and

      o     travel and automobile expenses reductions of $59,495.

      o     Recruiting expenses of $45,611

      o     Marketing expenses of 54,475.

      Our interest and penalty expense increased $54,432 from $421,062 in the nine-month period ended September 30, 2003 to $475,494 in the nine-month period ended September 30, 2004. The nine-month period expense in 2003 of $421,062 included a one-time penalty of $130,000. This new non-cash category expense is attributed to the Company's adherence to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instrument". The Company recorded $260,416 of Beneficial Conversion Expense for the period of January through September 30, 2004 for the closing of the first two tranches of $2,000,000 of convertible debt detailed in the notes to financials.

      OPERATING LOSS

      The Company's operating losses decreased by $598,696 in comparing the nine-month period ended September 30, 2004 to the nine-month period ended September 30, 2003, which were $1,592,684 and $2,191,380, respectively. This improvement in operating loss despite the significant reduction in revenues is attributable to the increase of gross profit margins of 3.77% and the significant reductions of selling, general and administrative expenses of $919,071.

      NET LOSS

      We had a net loss of $2,068,179 for the quarter ended September 30, 2004 compared to $2,612,442 for the quarter ended September 30, 2003, a decrease in net losses of $544,263. This reduction of net losses of 20.83 % despite the decrease of revenue and increased interest expense is also primarily attributable to the increase of gross profit margins of 3.77% and the significant reductions of selling, general and administrative expenses of $919,071.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      As of September 30, 2004, our cash balance was $10,795. We had a net loss of $986,279 for the quarter ended September 30, 2004. We had a net operating loss of approximately $10,000,000 for the period from May 17, 2002 through September 30, 2004 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of September 30, 2004, less allowance for doubtful accounts of $181,750, was $362,170, and $as of the year ended December 31, 2003, less allowances for doubtful accounts of $218,446), was $586,788. The reason for the decrease in accounts receivable, less doubtful accounts, of $224,618 when comparing accounts receivable as of September 30, 2004 to December 31, 2003 was due to the decrease in revenues. Accounts receivable balances represent amounts owed to us for new installations and maintenance, service, training services, software customization and additional systems components.

      As of September 30, 2004, the Company had the following financing arrangements:


DEBT LIABILITY SUMMARY TABLE
----------------------------
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
                                                                                            -------------


      With respect to liabilities for real property leases, the following table summarizes these obligations:
                                                   MONTHS               BALANCE
LOCATION            DATE            TERM          REMAINING             ON LEASE
--------------- ------------- ---------------- ---------------- ----------------
      NJ          8/1/2003       55 months           42          $     291,380
--------------- ------------- ---------------- ---------------- ----------------
      VA          6/1/2004       24 months           20          $      38,188
--------------- ------------- ---------------- ---------------- ----------------
                                               Grand Total       $     329,568
--------------- ------------- ---------------- ---------------- ----------------



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

      The Company has a current commitment for an additional $650,000 of financing that is concurrent with the current SB-2 registration statement becoming effective. The $650,000 financing is the third tranche of the $3 Million convertible debt financing described herein. The Company expects that this funding will provide the necessary cash to support operations throughout the first quarter of 2005. Prior to this funding we will operate with cash on hand and cash generated from operations. We do not have further commitments and we will need to raise additional funds after the first quarter of 2005.

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

      On September 30, 2002, we renegotiated the $1,200,000 promissory note with Mr. Carey pursuant to a requirement contained in the promissory note with UnitedTrust Bank. According to the new terms of the loan, Mr. Carey extended the repayment of the principal amount until December 1, 2005. Until such time as the principal is paid, we will pay an interest only fee of 12% per year. Mr. Carey's promissory note is expressly subordinated in right of payment to the prior payment in full of all of the Company's senior indebtedness. Subject to the payment in full of all senior indebtedness, Mr. Carey is subrogated to the rights of the holders of such senior indebtedness to receive principal payments or distribution of assets. As of September 30, 2004, $254,600 was outstanding under the promissory note issued to Mr. Carey.

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

      In October 2002, in connection with a loan to the Company in the amount of $165,000, we issued a promissory note to Christopher J. Carey for $165,000. Such promissory note was due on or before December 31, 2003. On December 30, 2003, Mr. Carey agreed to extend the term of his loan to June 30, 2004. On March 30, 2004, Mr. Carey agreed to extend the term of his loan to March 31, 2005. As of September 30, 2004, the amount outstanding on this promissory note was $10,000. Until such time as the principal is paid, interest on the note will accrue at the rate of 12.5% per year.

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

      FINANCINGS BY STANFORD VENTURE CAPITAL HOLDINGS, INC.

On May 15, 2002, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, in which we issued to Stanford (i) such number of shares of our Series A $1.50 Convertible Preferred Stock, referred to herein as Series A Preferred Stock, that would in the aggregate equal 20% of the total issued and outstanding shares of our common stock, and (ii) such number of warrants for shares of our common stock that would equal the number of shares of Series A Preferred Stock issued to Stanford. The total aggregate purchase price for the Series A Preferred Stock and warrants paid by Stanford was $3,000,000. The issuance of the Series A Preferred Stock and warrants took place on each of four separate closing dates from May 16, 2002 through and July 19, 2002, at which we issued an aggregate of 2,002,750 shares of our Series A Preferred Stock and warrants for 2,002,750 shares of our common stock to Stanford. . The warrants issued in 2002 were valued at $294,893 using the black-scholes model using the following assumptions and a stock price of $1.50:

      o     Conversion price $1.50;
      o     expected volatility of 0%;
      o     expected dividend yield rate of 0%;
      o     expected life of 5 years; and
      o a risk-free interest rate of 4.91% for the period ended June 30, 2002.

In connection with our Series B financing, as partial consideration for the funds received pursuant to the Series B financing, we agreed to decrease the exercise price to $.25. With respect to the decrease in the exercise price and the warrants being treated as a cost of the series B financing, the reduction of series A warrants was written in to the Series B preferred stock agreements as part of the negotiation. At the end of fiscal 2003, Stanford exercised the warrants for 2,002,750 shares of our common stock.

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

      On March 3, 2004 and March 15, 2004 we received loans in the amount of $437,500 each from Stanford. We have agreed to pay Stanford an 8% annual dividend on the funds invested and to redeem the securities not later than three years from the date of funding.

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

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

REVENUE RECOGNITION POLICY

            Revenue is recognized under the guidelines of SFAS No. 48 "Revenue Recognition When Right of Return Exists" and has a four step process that must be met prior to the recording of revenue. The steps consist of the following: signing of sales contract, installation of hardware, completion of the training period and a signed contract from the customer stating they accept the product for the sixty-day trial period. Payment is due upon the completion of the trial period. The sales revenue and cost of sales reported in the consolidated statements of operations is reduced to reflect estimated returns. Service revenue is recognized when earned. All sales agreements with clients do not require significant production, modification, or customization of software, additionally all the functionality of the product is made available upon delivery, therefore the Company recognizes revenue in accordance with Paragraph 8 of 97-2 when:

            1) Persuasive evidence of an arrangement exists as evidenced by a signed contract,

            2) Delivery has occurred, please note that Stronghold does not recognize revenue prior to delivery,

            3) The price of Stronghold's system is fixed and determinable as evidence by the contract, and

            4)    Collectability is highly probable.

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

DEFERRED REVENUE

Deferred revenue is recorded as a liability when the Company receives the three year maintenance contact in an a one-time advance payment. The Company then recognizes the revenue from the maintenance portion of the contract on a pro rata basis over 36 months as the service is delivered.

REVENUE RESTATEMENT

      On December 26, 2002, we reclassified our consolidated financial statements for the first three quarters of 2002. This step was taken on the advice of Rothstein, Kass & Company, P.C., our accounting firm, to reflect the proper treatment of SOP-97-2.

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

                                                STRONGHOLD TECHNOLOGIES, INC.



                               BY: /s/ Christopher J. Carey
                                   --------------------------------------------
                                   Name: Christopher J. Carey,
                                   Title: President and Chief Executive Officer
                                          (principal executive officer)



                               BY: /s/ Robert M. Nawy
                                   --------------------------------------------
                                   Name: Robert M. Nawy
                                   Title: (principal financial officer)



                               BY: /s/ Karen S. Jackson
                                   --------------------------------------------
                                   Name:  Karen S. Jackson
                                   Title:  Controller (principal accounting
                                   officer)

Dated:  As of February 10, 2005

ITEM 6.  EXHIBIT INDEX

Exhibit           Description
Number

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