Form 10KSB
period 2004-12-31
STRONGHOLD TECHNOLOGIES INC
filed 2005-04-15
CIK 1133598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                          Commission File No. 333-54822

                         STRONGHOLD TECHNOLOGIES, INC.
                         -----------------------------
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

Yes: [X] No: [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Registrant's revenues for fiscal year ended December 31, 2004: 2,489,790

State the aggregate market value of the common stock held by non-affiliates of the Registrant: $160,873 as of April 11, 2005 based on the closing sales price of $0.01 on that date.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 11, 2005:

Class                                                           Number of Shares
-----                                                           ----------------

Common Stock, $0.0001 par value                                    16,087,349

The following documents are incorporated by reference into the Annual Report on Form 10-KSB: None.

                  Transitional Small Business Disclosure Format

                                Yes: [_] No: [X]

                                TABLE OF CONTENTS

      Item                                                                  Page
      ----                                                                  ----

PART I

      Item 1.   Business .................................................     1

      Item 2.   Properties ...............................................    16

      Item 3.   Legal Proceedings ........................................    17

      Item 4.   Submission of Matters to a Vote of Security Holders ......    17

PART II

      Item 5.   Market for Common Equity and Related Stockholder Matters .    18

      Item 6.   Management's Discussion and Analysis and Results of
                Operation ................................................    18

      Item 7.   Financial Statements .....................................    28

      Item 8.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures .....................    28

      Item 8A.  Controls and Procedures ..................................    29

      Item 8B.  Other Information ........................................    29

PART III

      Item 9.   Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(A) of The Exchange
                Act ......................................................    30

      Item 10.  Executive Compensation ...................................    33

      Item 11.  Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters ...............    37

      Item 12.  Certain Relationships and Related Transactions ...........    39

      Item 13.  Exhibits .................................................    43

      Item 14.  Principal Accountant Fees and Services ...................    44

SIGNATURES ...............................................................    46

EXHIBIT INDEX ............................................................    48

FINANCIAL STATEMENTS .....................................................   F-1

EXHIBITS

                                     PART I

Item 1. BUSINESS

OUR HISTORY

Our History

      We were incorporated as a Nevada corporation on September 8, 2000, under the name TDT Development, Inc. On May 16, 2002, we acquired Stronghold Technologies, Inc., a New Jersey corporation, referred to herein as our "Predecessor Entity", pursuant to a merger of Stronghold Technologies into our wholly-owned subsidiary, TDT Stronghold Acquisition Corp., referred to herein as "Acquisition Sub". Our company, formerly TDT Development, Inc., was a reporting entity at the time. Its principals were Pietro Bortolatti, President, CEO and Chairman, Tiziana DiRocco, Vice-President and Director of European Operations and David Rector, Director. The merger was an arms length transactions and none of the parties had a prior existing relationship. As consideration for the merger, we issued 7,000,000 shares of our common stock valued at $.75 per share to the stockholders of the Predecessor Entity in exchange for all of the issued and outstanding shares of the Predecessor Entity. No fairness opinion was issued in connection with this merger. Following the merger, Acquisition Sub, the survivor of the merger, changed its name to Stronghold Technologies, Inc. (NJ) and remains our only wholly-owned subsidiary. We approved the transaction as the sole shareholder of the Acquisition Sub as did the shareholders of the Predecessor Entity.

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

Overview of our Handheld Technology Business

      On May 16, 2002, we entered the handheld wireless technology business via our acquisition by merger of the Predecessor Entity. The Predecessor Entity was founded on August 1, 2000 by Christopher J. Carey, our current Chief Executive Officer and President, and Lenard J. Berger, Chief Technology Officer and Salvatore F. D'Ambra, Vice President, Product Development, of our wholly-owned subsidiary. This founding group has substantial expertise in systems design, software development, wireless technologies and automotive dealer software applications. The Predecessor Entity was founded to develop proprietary handheld wireless technology for the automotive dealer software market. Since the merger of the Predecessor Entity into our subsidiary, we continue to conduct the Predecessor Entity's handheld wireless technology business.

      We are engaged in the business of selling, marketing and installing an Intel based server that, together with wireless handheld PDA's, manages the auto dealer-client relationship. Our DealerAdvance(TM) suite of Customer Relationship Management ("CRM") software, has been designed to assist auto dealerships in collecting cliental contact information, following up on sales prospects and aiding dealership sales person in finalizing the sale of its automobiles. We are in various stages of development of complimentary CRM systems for our handheld devices, including the DealerAdvance Service Solution(TM), which is designed to manage dealer service operations, customer information and vehicle inventory. We are designing our products to be functionally equivalent to the devices used by automobile rental agencies in which automobile return and checkout is automated using scanning and other point of sale technology.

Description of Products

      Most auto dealerships rely on a paper based process to capture its prospects and track their progress to purchasing a vehicle. This paper process is difficult to manage due to high turnover and skills of the typical sales force. Management does not have the tools to determine how many opportunities have been generated and if they are receiving follow up after leaving the dealership. DealerAdvance prompts the salesperson to capture more information about each prospect and advises them of the appropriate follow up. When a customer is ready to purchase a vehicle, the system aids the dealership in completing the sales through features such as forms printing. Management is able to view dealership traffic in real-time, by salesperson, and can easily pinpoint deficiencies in the capture and follow up process. The DealerAdvance Sales Solution(TM) has been designed to allow sales associates of our customers to maintain on the handheld units a personal calendar and instructions on follow-up tasks. Sales associates, using the handheld units, collect customer contact information and other data relevant to the customer's automotive needs.

      We install an Intel based server in a dealership site. The server holds all of the customer data and connects to other services used by the dealership. These services include the legacy IT system used by the dealer (known as the Dealer Management System), Internet based services such as Internet Customer leads, telephony management services, and customer address lookup services. We provide an administrative workstation which includes a driver license scanning station, a printer for negotiation and purchase forms, letters and reports, and wireless handheld PDA's for each of the sales people. The company installs a wireless antennae network (Wi-Fi) with communications coverage of the building and most of the car lot. The DealerAdvance client application is installed, on the handhelds, on the administrative workstation and on the existing workstations in the sales department.

      The DealerAdvance Sales Solution(TM) provides certain advantages to automobile dealerships, including:

      o     convenient use associated with handheld mobile communications;

      o access to competitive and proprietary industry information from a variety of sources, such as convenient access to vehicle identification numbers, drivers license numbers and reverse telephone number information which provides home and business addresses;

      o employee access to sales contracts as well as access to sales and performance reports; and

      o allows integration with existing automotive dealer accounting and business systems such as ADP and Reynolds and Reynolds.

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

         The DealerAdvance Sales Solution(TM) offers features that aid in automobile sales and service such as:

      o     enabling a high sales capture rate on walk-in customers;

      o     streamlining and simplifying sales and follow-up processes;

      o providing current and comprehensive information and data for new and used car inventory, including information regarding competing products, and customer history with the dealership;

      o providing performance data and analysis on each member of a sales team; and o providing management with valuable and relevant transaction information on a real-time basis.

      A user can enter data via the DealerAdvance application running on any desktop or handheld units. Data can be entered into the system typed by the user, through drivers license scanning, or via a DealerAdvance Import tool. Data entered by the user is transmitted to the server in real time.

      The system contains a "rules" engine which is triggered at different points in the sales process. The rules engine updates the activities scheduled for each customer based on business rules defined by the dealer. For example, when a new customer is entered by a user, the system will schedule a letter to be sent to the customer and a follow up phone call for the next day. If that same customer buys a vehicle, the system will remove the letter and follow up call and replace it with activities appropriate for follow up.

      Users also have the ability to manually schedule activities with a customer. All activities are displayed on the user's workplan in chronological order. The user may select any activity, view the details of the activity and customer information and complete the activity.

      The system will prompt the user to schedule additional activities when completing follow up with a customer. For example, if the user completes a follow up call the system will prompt the user to set an appointment. The user can enter a date and time for the appointment, schedule an additional follow up call or indicate that no additional activities are required at this time.

      The system offers a variety of reports to management to show the volume of traffic at the dealership and if those prospects are receiving follow up in a timely fashion.

      The DealerAdvance Suite includes Master Server Software, which manages all customer data and access to third party services. One copy of server software is required for each dealership. DealerAdvance Desktop Application, which used to access customer data, present workplans, reports and logs, scan drivers licenses, and manage user access to the system. This application must be installed on each desktop in the dealership. Dealership receives a license to install an unlimited number of desktops associated with a particular Dealeradvance Server. DealerAdvance Handheld Application, which is used to access customer data, present workplans, product comparison, available inventory. Each dealership must purchase a license of this application for each handheld in use at the dealership.

      The system has the following features:

      o Prospect capture and profiling, which allows the user to input the required information, reverse phone lookup, duplicate record checking, electronic guest sheet and capture signatures electronically for credit card processing.

      o The system tracks compliance with National Registry and Dealership specific DNC list. Customers marked "DNC" have phone number hidden to avoid accidental calling. In addition, the dealer can print a report to insure compliance.

      o     The system can scan and authenticate driver licenses.

      o     Provides a call management system for follow ups.

      o Provides daily workplan and appointment scheduling which appointments and calls for salespeople.

      o Generate prospect reports, scoreboard, appointment calendar and activity reports sorted by salesperson.

      o Receive leads from all internet lead sources and manage follow up from DA. Features include: route leads to a specific user based on lead source, auto responders, templates, customers using multiple lead sources, lead protection.

      DEALERADVANCE is compatiable with and works with:

      o     Intel Based Server running Red Hat Linux

      o Wireless Network Access Points (802.11 - WiFi). We supply a model made by Vivato but any 802.11b compliant Access Point will work.

      o     Windows 98, 2000, XP.

      o     Magnetic Stripe Reader or 2D Bar Code Scanner.

      We primarily use commercially available off the shelf products primarily purchased from Dell and Compaq. All these products are typically available on demand within reasonable ordering and receipt cycles that range from one to ten days.

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

      In the quarter ended June 30, 2002, through our wholly owned subsidiary, we installed another 7 sites, adding customers in Arizona, Southern California and South Carolina and introduced Version 3.1 of its software to improve the communication protocol between the handheld and the DealerAdvance Server. In the quarter ended September 30, 2002, through our wholly owned subsidiary, we implemented another 10 sites, adding customers in Virginia, Florida, South Carolina and Central California. In the fourth quarter ending December 31, 2002, through our wholly owned subsidiary, we installed an additional 13 dealerships, adding customers in Texas, Indiana and Michigan. Overall, in 2002, through our wholly owned subsidiary, we installed DealerAdvance Sales Solution(tm), in a total of 33 dealerships sites representing Toyota, Honda, Ford, Chevrolet, Nissan, Volkswagen, Buick, Pontiac, Cadillac, Chrysler, Dodge, Kia and Hyundai.

      In the first quarter of 2003, we installed in 11 dealerships and released Version 3.2. New features included reverse phone lookup (via partnership with Axicom), searches for duplicate customer records, wireless PDA trade appraisal, electronic buyers order, nightly download of sold customers from the DMS, and customer search. Additional functionality was added to the rules engine, forms printing, management functions were added to the PDA, 3rd party data imports, and customer tracking. In the quarter ended June 30, 2003, we installed another 11 systems in 9 dealerships in California, Nevada, Indiana, Washington, Ohio, and Michigan. We implemented our goal to expand our direct sales network and operational support personnel for coverage of 14 major cities from nine at the end of 2002. Additionally, in the second quarter we realigned our sales force into geographic markets and hired several experienced industry veterans as regional business development managers.

      We plan to utilize our direct sales force to market the DealerAdvance Sales Solution(tm) on a national basis. We have established a strong presence in most regions of the United States, and are continuing to add business development and operations offices pursuant to an organized growth plan. As of December 31, 2003, we had employees in Northern New Jersey, San Francisco, Washington, DC, Atlanta, Los Angeles, Phoenix, Miami, Seattle, Cleveland, and Dallas.

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

      The development plan includes the addition of the following applications and functions:

      o With Version 3.4 introduced in January 2004, we introduced a Call Management application that is expected to allow dealerships to automatically capture and track prospects that contact the dealership via phone. This new program allows salespeople to retrieve customer information while talking to the customer and to conduct a needs analysis for handling prospect phone calls. The Call Management application automatically generates management logs and reports designed to identify sales associates that need phone skills training. In addition, we have partnered with the two leading Call Management Systems providers, Call Bright and Who's Calling, who provide 800 number and web based system forwarding functions to DealerAdvance(TM). We have created a software to poll the web sites for incoming caller ID and provide prospect assignment, and comparative analysis relating to follow up activities. This application is expected to significantly increase the conversion of call-in prospects to customers.

      o In Version 3.4 we expanded our offerings to include an initial application for Internet Lead Management. Most dealerships secure Internet leads through multiple sources including their own web site, manufacturers' forwarded leads, and subscription services including Autobytel and others. These lead sources are received through DealerAdvance(TM), which processes a quick response via email, and then passes qualified leads to sales associates for phone follow-up leading to appointment setting. We plan several enhancements to this application.

      o In January 2004, we also introduced an application that lessens potential violations of the 2003 federal Do Not Call regulations. Our system automatically and regularly compares the prospect and customers within the system to the Do Not Call registry data base. The application also allows the dealership personnel to log prospect and customer requests not to be contacted. The system deletes from the database telephone numbers that match numbers in the Do Not Call database.

      o In February 2004, we introduced Services Marketing. Services Marketing is offered in partnership with Market One, LLC. Through Market One, we offer services in database marketing, data warehousing, predictive modeling, marketing consulting, campaign fulfillment, direct mail, telemarketing and surveys, and Internet communications services. During 2004, we intend to combine the Services Marketing application from Market One with follow-up and reporting capabilities within DealerAdvance(TM), to provide activities reporting for increasing repeat sales to dealership customers.

      o In the third quarter of 2005, we plan to introduce online consumer credit reporting to our customers through an ASP web hosted model integrated to inquiries from DealerAdvance(TM). The service accesses credit reports from Experian, Equifax and Transunion.

      o DealerAdvance(TM) Service Solution, a handheld wireless tablet for service advisors in a dealership is under development. This system is designed to improve customer service and reduced vehicle check in time by allowing dealer representatives to scan a vehicle identification number from the windshield or door. DealerAdvance(TM) Service Solution also is designed to provide instant client and vehicle history including warrantee and service advice, all to the service technicians' wireless tablet. We expect this product will add premium-pricing to increase repair order revenue and to add service marketing through the DealerAdvance CRM application. We intend to complete the DealerAdvance(TM) Service Solution through the acquisition of the required technology to finalize this product. We have entered into a non-binding letter of intend to acquire this technology. If we are unable to obtain this technology at a reasonable cost, then we may not be able to complete the DealerAdvance(TM) Service Solution.

Our Revenues

      Our revenues are primarily received from system installation, software licenses and system maintenance. The approximate average selling package price of the system and installation also is $70,000. Additional revenues are derived from 36 month system maintenance agreements that have a monthly fee of $850 per month and a total contract value of $30,600. The revenues derived from these categories are summarized below:

      o Software License Revenues: This represents the software license portion of the Dealer Advance Service Solution purchased by our customers. The software and intellectual property of Dealer Advance has been developed and is owned by us. The average upfront license cost to the customer is approximately $35,000.

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

      o Monthly Recurring Maintenance Revenue: This represents the maintenance and support contract for the Dealer Advance Service Solution that the customer executes with the system installation. The typical maintenance contract is for 36 months and is $850.00 per month. The average total 36 month maintenance portion of the contact is $30,600. In our three year operating history, approximately 50% of all our customers have prepaid the maintenance fees through a third party leasing finance company. These prepaid maintenance fees have provided additional cash flow to us and have generated a deferred revenue liability on or balance sheet.

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

General and Administrative Operating Expenses

      Our general operating expenses are primarily comprised of:

      o     Marketing and Selling;

      o     General and Administrative; and

      o     Development & Operations.

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

Marketing and Sales

      We have identified a target market of approximately 12,000 automobile dealerships in the United States that meet the base criteria for our system. More specifically, we target a primary market of 6,500 dealerships that sell a minimum of 75 new and used cars each month and do not currently have CRM systems. Generally, our target market consists of midline dealerships, including brands such as Chevrolet, Ford, Nissan, Volkswagen, Toyota, Honda, Buick, Pontiac, GMC Trucks, Chrysler and Dodge. The reason for this is that midline dealers typically have high prospect and customer traffic, which makes for large untapped prospect opportunities that the client can leverage through the follow-up process from DealerAdvance. In addition, these dealers often have not made significant investments in sales automation and in Customer Relationship Management systems.

      We further qualify our market as dealerships with over $15 million in annual revenue. Obviously, a larger dealership has more traffic, more customer transactions, more sales people, and can more easily justify the investment. Finally, we limit our market to dealerships in those parts of the country where it has sales and support coverage.

      We have both a direct and a third party distribution strategy. Our direct distribution strategy consists of a four person direct sales force selling in California, Oregon, Nevada, Washington, Georgia, North Carolina, and South Carolina. In connection with our third party distribution strategy, we presently have distribution agreements with various third parties with sales people covering Texas, Arkansas, Arizona and Illinois. We established our third party distribution system in order to more effectively reach a larger portion of our market while eliminating expenses associated with the expansion of a traditional internal sales team. Our third party distribution system includes a network of 3 distributors which we have engaged to sell our products to automobile dealerships. In order to establish our third party distribution system, it was necessary to enter into agreements with each of our agents as well as train them to utilize our products with hands on education seminary and the provision of training guides.

      With these partners in place, and in conjunction with our direct sales force, we are covering 11 states.

Our Intellectual Property

      We have a trademark for "DealerAdvance(TM)" and have one patent application pending covering the system for management of information flow in automotive dealerships using handheld technology. The patent application is currently being reviewed by the United States Patent and Trademark Office. We may face unexpected competition from various sources if our patent is denied however we do not believe this will have a material impact on our business.

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

EMPLOYEES

As of December 31, 2004, we had a total of 21 full-time employees, of which 9 are dedicated to marketing and sales and regional customer support. As of December 31, 2004, we had 5 employees in 5 California, 1 in Florida, 1 in Georgia, 2 in North Carolina, 5 in New Jersey, 1 in Texas, 5 in Virginia and 1 in Washington state.

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

We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. We had a net loss of $3,089,614 and $4,258,007 for the fiscal years ended December 31, 2004 and December 31, 2003, respectively. We have an accumulated net operating loss of approximately $10,620,000 for the period from May 17, 2002 through December 31, 2004 to offset future taxable income. Losses prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. We expect to continue to incur net losses and negative cash flows for the foreseeable future. As a result of recurring losses, substantial working capital and stockholders' deficit and negative cash flows from operations our auditors in their report dated March 22, 2005 for the year ended December 31, 2004 expressed substantial doubt about our ability to continue as a going concern. We will need to generate significant additional revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section, as well as numerous other factors outside of our control, including:

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

If we do not obtain financing when needed, our business will fail as we will not have sufficient funds to produce and market the Dealeradvance Suite of Products

      Our current operating funds together with the $300,000 to be received from the final closing of the March 2005 Securities Purchase Agreement will allow us to continue our operations until the end of the second quarter. In order for us to successfully market our products, we will need to obtain additional financing after May 2005. As of December 31, 2004, we had cash in the amount of $500 and accounts receivables of $303,798 and our net loss for year ended December 31, 2004 was $3,089,614. Our business plan calls for significant expenses in connection with the marketing of DealerAdvance over the next 12 months including the following:

      o Attendance and booth presence at the National Automobile Dealers Association annual convention; and

      o     regular advertising in trade magazines and mass mailings.

      In the event that we are unable to fund these marketing activities, our sales volume could be significantly reduced thereby adding to our growing deficits. In the event that we are not able to raise additional funds beyond the requirements for operation through the end of the second quarter of 2005, we may be insolvent and unable to continue operations.

      We will also require additional financing if our costs are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in generating additional revenues. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. If we fail to obtain the required financing and our business fails, you may be unable to sell your shares of common stock.

We Have Recently Entered An Installment Agreement with the United States Internal Revenue Service and if we default under such Installment Agreement, the IRS could attempt to seize our assets for payment of taxes owed.

      On April 30, 2004, we entered into an installment agreement with the IRS to pay withholding taxes due in the amount of $1,233,101.35, which includes interest and penalties, under the terms of which we will pay $35,000 each month, commencing June 28, 2004, until we have paid the withholding taxes due in full. We estimate that at the rate of $35,000 per month, we will make 36 monthly payments to the IRS. To date, we have made all payments under the installment agreement. If we violate the installment agreement, the IRS could take possession of our assets and we may be forced to cease operations and/or to file for bankruptcy protection.

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

We May Fail To Gain Market Acceptance Of Our Products, Therefore Our Business And Results Of Operations Could Be Harmed.

We are still in the early marketing stages of our DealerAdvance(TM) suite of products. Our first pilot system for DealerAdvance Sales Solution(TM) was installed in April 2001 and our sixth and final pilot system was installed in September 2001. We implemented a total of 33 additional sites in 2002. As of December 31, 2003, a total of 64 Dealerships were using the DealerAdvance Sales Solution(TM) in 13 states. As of December 31, 2005 a total of 91 Dealerships were using the DealerAdvance Sales Solution(TM). We may experience design, marketing, and other difficulties that could delay or prevent our development, introduction, or marketing of these and other new products and enhancements. In addition, the costs of developing and marketing our products may far outweigh the revenue stream generated by such products. Finally, our prospects for success will depend on our ability to successfully sell our products to key automobile dealerships that may be inhibited from doing business with us because of their commitment to their own technologies and products, or because of our relatively small size and lack of sales and production history.

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

Our success is dependent on the vision, technological knowledge, business relationships and abilities of our president, Mr. Carey. Any reduction of Mr. Carey's role in our business would have a material adverse effect on us. Mr. Carey's employment contract expired on December 31, 2004. He has not, however, expressed any intention or desire to leave the Company.

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

               Risks Relating to Our Current Financing Arrangement

There Are a Large Number of Shares Underlying Our Callable Secured Convertible Notes, and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

      As of April 11, 2005, we had 16,087,349 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 1,460,000,000 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 3,650,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. As the market price declines, then the callable secured convertible notes will be convertible into an increasing number of shares of common stock resulting in dilution to our shareholders.

The Continuously Adjustable Conversion Price Feature of Our Callable Secured Convertible Notes Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

      Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the Notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the average of the three lowest intraday trading prices for our common stock during the previous 20 trading days as of April 11, 2005 of $0.01.

                                                    Number              % of
% Below        Price Per       With Discount        of Shares        Outstanding
Market           Share             at 75%           Issuable            Stock
------           -----             ------           --------            -----

25%              $.0075            $.0019           1,946,666,667       99.18%
50%              $.0050            $.0013           2,920,000,000       99.45%
75%              $.0025            $.0006           5,840,000,000       99.73%

      As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price feature of our Callable Secured Convertible Notes May Encourage Investors to Make Short Sales in Our Common Stock, Which Could Have a Depressive Effect on the Price of Our Common Stock.

      The callable secured convertible notes are convertible into shares of our common stock at a 75% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance of Shares Upon Conversion of the Callable Secured Convertible Notes and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

      The issuance of shares upon conversion of the callable secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their callable secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

If we fail to obtain stockholder approval to increase our authorized shares of common stock, we may be required to repay the callable secured convertible debentures as well as various penalties.

      We presently do not have an adequate amount of authorized and unissued shares of common stock to issue in connection with the financings entered in June 2004 and March 2005. Although we do not have current plans to hold a meeting for the purpose of obtaining stockholder approval to increase our authorized shares of common stock, we intend to coordinate this in the near future. In the event that we are unable to obtain an increase in our authorized common stock, we will be required to repay the callable secured convertible debenture and we will be subject to prepayment penalties.

If We Are Required for any Reason to Repay Our Outstanding Callable Secured Convertible Notes, We Would Be Required to Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Callable Secured Convertible Notes, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

In June 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $3,000,000 principal amount of callable secured convertible notes. In addition, in March 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $650,000 principal amount of callable secured convertible notes. The callable secured convertible notes are due and payable, with 12% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. Although we currently have $3,350,000 callable secured convertible notes outstanding, the investors are obligated to purchase additional callable secured convertible notes in the aggregate amount of $300,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

                     Risks Concerning Our Capital Structure

Our Management And Other Affiliates Have Significant Control Of Our Common Stock And, Therefore, Could Control Our Actions In A Manner That Conflicts With Our Interests And The Interests Of Other Stockholders.

As of December 31, 2004, our executive officers and directors held approximately 31.64% of the voting power of the Company on a fully diluted basis. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of unaffiliated shareholders. Such a concentration of ownership could have the effect of delaying or preventing a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

We Are Controlled By Our President, Which, Therefore, May Result In Shareholders Having No Control Over Our Direction Or Affairs.

As of December 31, 2004, our President and Chief Executive Officer held approximately 29.51% of the voting power of the Company on a fully diluted basis. As a result, he has the ability to control us and direct our affairs and business, including the approval of significant corporate transactions. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control and may make some transactions more difficult or impossible without his support. Any of these events could decrease the market price of our Common Stock.

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

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and

      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and

      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and

      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2.

                            DESCRIPTION OF PROPERTIES

We do not currently own any real property. We lease a 2,400 square foot development facility in Sterling, Virginia, which is staffed with 6 development and field support personnel. The lease for the Sterling, Virginia facility expires on June 1, 2006. We also operate and lease business development and operations offices in Basking Ridge, New Jersey, and Lafayette, California. The lease for the Basking Ridge, New Jersey facility expires on February 28, 2008 and the lease for the Lafayette, California facility expires on November 1, 2005. We carry insurance for each of these properties. These facilities are suitable for our current operations.

We are obligated under these leases through August 2007. In addition to the base rent, one lease requires us to pay a proportionate share of operating costs and other expenses.

Future aggregate minimum annual rent payments under these leases are approximately as follows:

Year ended December 31,

                2005                    115,000
                2006                     90,000
                2007                     81,000
                2008                     14,000
                                      ---------
                Total                   300,000
                                      =========

Rent expenses were approximately $182,000 for the year ended December 31, 2004.

Item 3.

                                LEGAL PROCEEDINGS

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

On April 27, 2004, PNC Bank, N.A., as successor by merger to UnitedTrust Bank filed a complaint in the Superior Court of New Jersey, Law Division, Union County (Docket No. UNN-L_001522-04) against our company and Christopher J. Carey, in his capacity as guarantor, to collect the sums outstanding under the Loan Agreement, dated as of September 30, 2002. On July 15, 2004, we entered into a fully executed forbearance agreement with PNC Bank, N.A. whereby PNC agreed to delay the pursuit of its lawsuit in exchange of scheduled payments. We made an initial principal payment of $420,000 with the execution of the forbearance as well as payments of $50,000 on August 15, 2004, September 15, 2004 and October 15, 2004. We made the final scheduled payment of $601,000, on March 31, 2005.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol "SGHT". The following table sets forth the high and low bid prices of our Common Stock, as reported by the OTCBB for each quarter since January 1, 2003. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

        2003                                        High             Low
        ----                                        -----           -----
        January 1, 2003 - March 31, 2003            $1.70           $0.25
        April 1, 2003 - June 30, 2003               $1.01           $0.59
        July 1, 2003 - September 30, 2003           $0.98           $0.47
        October 1, 2003 - December 31, 2003         $0.70           $0.30

        2004                                        High             Low
        ----                                        -----           -----
        January 1, 2004 - March 31, 2004            $0.85           $0.45
        April 1, 2004 - June 30, 2004               $0.60           $0.24
        July 1, 2004 - September 30, 2004           $0.27           $0.11
        October 1, 2004 - December 31, 2004         $0.40           $0.11

        2005                                        High             Low
        ----                                        -----           -----
        January 1, 2005 - March 31, 2005            $0.23           $0.01


As of March 9, 2005, there were approximately 126 holders of record of our Common Stock.

We have appointed Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004, as transfer agent for our shares of Common Stock.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

Our History

      We were incorporated as a Nevada corporation on September 8, 2000, under the name TDT Development, Inc. On May 16, 2002 we acquired Stronghold Technologies, Inc., a New Jersey corporation referred to herein as our "Predecessor Entity", pursuant to a merger of the Predecessor Entity into our wholly-owned subsidiary, TDT Stronghold Acquisition Corp., referred to herein as "Acquisition Sub". As consideration for the merger, we issued 7,000,000 shares of our common stock to the stockholders of the Predecessor Entity in exchange for all of the issued and outstanding shares of the Predecessor Entity. Following the merger, Acquisition Sub, the survivor of the merger, changed its name to Stronghold Technologies, Inc. (NJ) and remains our only wholly-owned subsidiary. On July 11, 2002, we changed our name from TDT Development, Inc. to Stronghold Technologies, Inc. On July 19, 2002, we exchanged all of the shares that we held in our two other wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc., which conducted an import and distribution business specializing in truffle-based food product, for 75,000 shares of our common stock held by Mr. Pietro Bortolatti, our former president.

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

      Software License Revenues

      This represents the software license portion of the Dealer Advance Service Solution purchased by customers of our company. The software and intellectual property of Dealer Advance has been developed and is owned by our company.

      System Installation Revenues:

      This represents the installation and hardware portion of the Dealer Advance Service Solution. All project management during the installation is performed by us. The installation and hardware portions include cable wiring subcontracting services and off the shelf hardware and handheld computers ("PDA"s).

      Monthly Recurring Maintenance Revenue:

      This represents the maintenance and support contract for the Dealer Advance Service Solution that the customer executes with the system installation. The typical maintenance contract is for 36 months. In the three year operating history of our company, approximately 50% of all our company's customers have prepaid the maintenance fees through a third party leasing finance company. The third part leasing arrangements are commitments by the dealer client directly with a financing company with no recourse to us. These prepaid maintenance fees have provided additional cash flow to us and have generated a deferred revenue liability on or balance sheet.

      Cost of sales for software licensing with the installation are estimated at 10% of revenue for reproduction, minor customer specific configurations and the setup cost of interface with the customers' DMS. Cost of sales for the system installation includes direct labor and travel, subcontractors and third party hardware.

General and Administrative Operating Expenses

      Our general operating expenses are primarily comprised of: Marketing and Selling; General and Administrative; and Development & Operations. Our marketing and selling expenses include all labor, sales commissions and non-labor expenses of selling and marketing of our products and services. These include the salaries of two Vice Presidents of Sales and the Business Development Manager ("BDM") staff. Our general and administrative expenses include expenses for all facilities, insurance, benefits, telecommunications, legal and auditing expenses are included as well as the executive management group wage expense. Our development and operations expenses include the expenses for the Client Consultant group which advises and supports the installations of our Dealer Advance(TM) clients.

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

Year ended December 31, 2004 Compared to the Year Ended December 31, 2003.

      Revenue

      For the year ended December 31, 2004 we had revenue of $2,489,790 compared with revenue of $2,996,344 for the year ended December 31, 2003 for a decrease of 17%. Revenue is generated from software license and system installation, maintenance support and service revenues. Revenues for the years ended December 31, 2004 and December 31, 2003 are broken down as follows:

                                  2004          2003        $ Change    $ Change
                               ----------    ----------    ---------    --------
Software License & System
  Installation                 $1,923,523    $2,639,964    $(716,441)     -27%
Support & Maintenance          $  515,948    $  288,075    $ 227,874       79%
Services                       $   37,380    $   68,305    $ (30,925)     -45%
                               ----------    ----------    ---------    --------
Total Revenue                  $2,476,851    $2,996,344    $(506,554)     -17%


      Software license and system installation revenue decreased $716,441 in 2004 to $1,923,523 as compared to $2,369,964 in 2003 for a decrease of 27%. The company installed 27 sites in 2004 with an average sales price of $58,000 as compared to 40 sites in 2003, with an average sales price of $60,000. The decrease in revenue in software license and system installations is primarily attributable to the following:

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

      Support and maintenance revenues increased $227,874 in 2004 to $515,948 as compared to $288,075 in 2003 for an increase of 79%. This increase was attributable to an increase of 29 sites under maintenance contracts from 55 at the end of 2003 to 84 at the end of 2004.

      Services revenue consisting of training decreased $30,925 in 2004 to $37,380 as compared to $68,305 in 2003 for a decrease of 45%.

      Given that the company has continued to generate losses and are reliant on raising capital to support operations, the continued loss of momentum may cause us our revenues to continue to decrease.

      Cost of Sales

      Cost of sales on a percentage of revenue basis was reduced 7.5% to 33.51% of revenue for the twelve months ended December 31, 2004 as compared to 41.06% of revenue for the twelve months ended December 31, 2003. The table below shows the Cost of Sales and percentage by category and the comparison in dollars and percentage for the twelve months ended December 31, 2004 and twelve months ended December 31, 2003. The decrease in Cost of Sales as a percentage of revenue of 7.54% is primarily attributed to corresponding percentage decreases in Hardware Components, Software and Licensing, Subcontractors and Installations/Travel, offset by percentage increases in Distribution Fees and Labor. Our cost of sales as a percentage of revenue may increase in the future as we utilize additional third party distributors.

                                         2004          2003      2004     2003
                                                                 % of     % of
Cost of Sales                           Dollars      Dollars    Revenue  Revenue  % Change
----------------------------------    ---------    -----------  -------  -------  --------
5100 - Hardware Components            $ 341,245    $   479,949   13.71%   16.02%   -2.31%
5200 - Client Software & Licensing    $  97,537    $   151,780    3.92%    5.07%   -1.15%
5300 - Distribution Fees              $  11,810    $        --    0.47%    0.00%    0.47%
5400 - Subcontractors                 $  28,987    $    79,456    1.16%    2.65%   -1.49%
5500 - Misc Installation Costs        $   5,306    $    17,527    0.21%    0.58%   -0.37%
5600 - Installations/Travel           $ 149,243    $   254,173    5.99%    8.48%   -2.49%
5700 - Shipping                       $  41,677    $    66,247    1.67%    2.21%   -0.54%
5800 - Labor                          $ 158,545    $   181,040    6.37%    6.04%    0.33%
TOTAL COST OF SALES                   $ 834,350    $ 1,230,174
-----------------------------------------------------------------------------------------
TOTAL COST OF SALES % OF REVENUE         33.51%         41.06%                     -7.54%
-----------------------------------------------------------------------------------------


      Gross Profits

      We generated $1,655,441 in gross profits from sales for the year ended December 31, 2004, which was a decrease of $110,729 from the year ended December 31, 2003, when we generated $1,766,170 in gross profits. Our gross profit margin percentage increased by 7.54% from 58.94% in the year ended December 31, 2003 to 66.49% in the year ended December 31, 2004. The Company's ability to increase its gross profit margin despite the reduction in revenue is due to the Company's ability to maintain prices and eliminate excess labor capacity present in 2003.

      Selling, General and Administrative Expenses

      Total Selling, General and Administrative expenses in the year ended December 31, 2004 were $3,878,044, a decrease of 29.64% or $1,633,998 from the year ended December 31, 2003 of $5,512,042. The significant reduction in expense is primarily attributable to efficiencies gained through the reduction of staff from 41 in December 31, 2003 to 21 in the year ended December 31, 2004. The significant reduction in staffing resulted in a reduction of payroll expenses of $1,051,700, which was the largest portion of the $1,633,998 reduction. Other significant expense reductions within selling, general and administrative expenses for the year ended December 31, 2004 and December 31, 2003 included reductions as follows:

      o     legal expenses of $39,187,

      o     printing and reproduction expenses of $32,602

      o     travel and automobile expenses reductions of $155,127

      o     marketing expenses of $37,576.

      o     recruiting of $47,111

      o     consultant expenses of $154,835

      Our interest and penalty expense increased from $512,135 in the year ended December 31, 2003 to $867,010 in the year ended December 31 2004. This increase of $354,875 is primarily due a new non-cash category of interest expense resulting from the Beneficial Conversion Expense attributed to the AJW Convertible Notes. This new non-cash category expense is attributed to the Company's adherence to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instrument". We recorded $539,581 of Beneficial Conversion Expense in the year ended December 31, 2004 for the closing of the first three tranches of $2,350,000 of convertible debt detailed in the notes to financials. The comparative increase of $354,875 also included one time penalty charge in 2003 of $130,000 for IRS penalties.

      Operating Loss

      Our operating losses decreased by $1,523,268 in comparing the year ended December 31, 2004 to the year ended December 31, 2003, which were $2,222,604 and $3,745,872, respectively. This improvement in operating loss despite the significant reduction in revenues is attributable to the 7.54% increase of gross profit margins and the significant reductions of selling, general and administrative expenses of $1,633,998.

      Net Loss

      We had a net loss of $3,089,614 for the year ended December 31, 2004 compared to $4,258,007 for the year ended December 31, 2003, a decrease in net losses of $1,168,393. This reduction of net losses of 27.44% despite the decrease of revenue and increased interest expense is also primarily attributable to the 7.54% increase of gross profit margins and the significant reductions of selling, general and administrative expenses of $1,633,998.

      Our loss per share also reduced to $.22 loss per share with a weighted average of 14,081,263 shares outstanding in the year ended December 31, 2004 as compared to $0.38 loss per share in the year ended December 31, 2003 with a weighted average of 11,304,347 shares outstanding.

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

Liquidity and Capital Resources

OVERVIEW

      As of December 31, 2004, our cash balance was $500. We had a net loss of $3,089,614 for the fiscal year ended December 31, 2004. We had a net operating loss of approximately $10,620,000 for the period from May 17, 2002 through December 31, 2004 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of December 31, 2004, less allowance for doubtful accounts of $219,891, was $523,689, and $805,234 as of the year ended December 31, 2003, less allowances for doubtful accounts of $218,446. The reason for the decrease in accounts receivable of $281,545 when comparing accounts receivable as of December 31, 2004 to December 31, 2003 was due to the decrease in revenues and a faster collection cycle. Accounts receivable balances represent amounts owed to us for new installations and maintenance, service, training services, software customization and additional systems components.

      As of December 31, 2004, we had the following financing arrangements:

Debt Liability Summary Table
----------------------------
Current Debt liabilities
  IRS Payment Plan                                                      315,000
  Interest payable, stockholders (founding shareholder)                 472,779
  Notes payable, stockholders, current portion (founding
    shareholder)                                                      1,145,530
  Notes payable, current portion (PNC Bank)                             606,667
                                                                     ----------
        Total Debt current liabilities                                3,045,876
                                                                     ----------
Long-term Debt liabilities
  Notes payable, stockholders, less current portion
    (founding shareholder and Stanford)                               1,129,600
  Note payable, convertible debt, net of debt issuance costs
    of $1,810,419                                                       539,581
  IRS Payment Plan (Long term portion)                                  430,000
                                                                     ----------
        Total long term Debt liabilities                              2,099,181
                                                                     ----------

      With respect to liabilities for real property leases, the following table summarizes these obligations:

                                                  MONTHS       BALANCE
        LOCATION       DATE          TERM       REMAINING      ON LEASE
        --------    ---------     ---------     ---------    -----------
           NJ        8/1/2003     55 months        39        $   240,051
           VA        6/1/2004     24 months        17        $    53,636
           CA       11/1/2004     12 months        10        $     5,525
                                                             -----------
                                             Grand Total     $   299,212
                                                             -----------


FINANCING NEEDS

      To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception, we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $3,100,000 and have negative cash flows from operations of approximately ,1,699,000 for the year ended December 31, 2004, and have a working capital deficit of approximately $4,196,000 and a stockholders' deficit of approximately $4,873,000 as of December 31, 2004. These conditions raise substantial doubt about our ability to continue as a going concern. During 2005, our management will rely on raising additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

      As of December 31, 2004, we had a commitment for an additional $650,000 of financing, which was scheduled to be closed on the fifth business day following the effective date of our registration statement becoming effective. In March of 2005, we received the entire $650,000 of committed funds subsequent to the balance sheet date reported herein of December 31, 2004 and prior to the effective date of the registration statement. Additionally, in March of 2005, we entered in to a new financing in the amount of $650,000 of which $350,000 was received and an additional $300,000 to be closed on the fifth business day following the effective date of the registration statement. We expect that the remaining $300,000 will provide the necessary cash to support operations throughout the second quarter of 2005. Prior to this funding we will operate with cash on hand and cash generated from operations. We do not have further commitments and we will need to raise additional funds after the second quarter of 2005. In the event that we are unable to maintain our sales volume, collect current receivables and sustain operations until the final $300,000 is received, we may be unable to continue operations.

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

Financings

      We have entered into the following financing transactions:

Loans from Christopher J. Carey, an excutive officers, director and shareholder of our company

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

      On September 30, 2002, we entered into a loan agreement with CC Trust Fund to borrow an amount up to $355,128. Christopher Carey Jr., Mr. Carey's son, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust. This bridge loan was for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the CC Trust Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2003, the CC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the CC Trust Fund agreed to extend the term of their loan to June 30, 2004. On March 30, 2004, the CC Trust Fund agreed to extend the term of their loan to March 31, 2005. On May 1, 2004, the AC Trust Fund agreed to extend the term of their loan to November 1, 2005. As of December 31, 2004, $402,322, including interest, was outstanding under the CC Trust Fund loan agreement.

      On September 30, 2002, we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. Amie Carey, Mr. Carey's daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust. This bridge loan is for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2002, the AC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the AC Trust Fund agreed to extend the term of their loan to June 30, 2004. On March 30, 2004, the AC Trust Fund agreed to extend the term of their loan to March 31, 2005. On May 1, 2004, the AC Trust Fund agreed to extend the term of their loan to November 1, 2005. As of December 31, 2004, $425,087, including interest, was outstanding under the AC Trust Fund loan agreement.

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

      On March 18, 2003, we entered into a bridge loan agreement with Christopher J. Carey, for a total of $400,000. The agreement stipulates that the Company will pay an 8% interest rate on a quarterly basis until the loan becomes due and payable on June 30, 2004. We also issued to Mr. Carey 391,754 warrants exercisable for common stock for 10 years at a price of $0.97 per share. On December 30, 2003, Christopher J. Carey agreed to extend the term of the promissory note to June 30, 2004. As of December 31, 2004, $371,977, including interest, was outstanding under this bridge loan agreement. On May 1, 2004, Christopher J. Carey agreed to extend the term of the loan to June 1, 2005.

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

      On November 12, 2004, our company and PNC Bank agreed upon terms of an amendment to the forbearance agreement whereby by the payment schedule will change to include interest only payments on November 15, 2004, December 15, 2004 and January 15, 2005. We have made all interest payments.

      On March 31, 2005, the Company paid off and satisfied the note due to PNC bank in the principal amount of $606,667. All accrued interest in the amount of $16,830 was all paid off.

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

The Series A amounts and closing dates are as follows:

            -----------------------------------------------------------
            CLOSING DATE                    PURCHASE PRICE
            -----------------------------------------------------------
            May 17, 2002                    $750,000
            -----------------------------------------------------------
            July 3, 2002                    $750,000
            -----------------------------------------------------------
            July 11, 2002                   $750,000
            -----------------------------------------------------------
            July 19, 2002                   $750,000
            -----------------------------------------------------------

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

      On March 3, 2004 and March 15, 2004 we received loans in the amount of $437,500 each from Stanford, resulting in a total loan of $875,000. We have agreed to pay Stanford an 8% annual dividend on the funds invested and to redeem the securities not later than three years from the date of funding.

Private Placements with Accredited Investors

      During August and September 2002, we entered into 9 subscription agreements with accredited private investors, as defined in Rule 501 of the Securities Act, pursuant to which we issued an aggregate of 179,333 shares of our common stock at $1.50 per share. These private investments generated total proceeds to us of $269,000.

      In October 2003, we commenced offerings to accredited investors in private placements of up to $3,000,000 of our common stock. In the period of October 2003 through January 9, 2004 we raised $225,000 under the terms of these private placements. The shares offered in the private placement are priced at the 5 trading day trailing average closing price of the common stock on the OTCBB, less 20%. For each share purchased in the private placements, purchasers received a warrant to purchase one half (0.5) share of common stock at 130% of the purchase price. A minimum of $25,000 was required per investor. The number shares issued under this placement total 509,559, at an average price of $0.44/share.

Callable Secured Convertible Notes

Callable Secured Convertible Notes

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

      The Investors purchased $3,000,000 in Notes, and received Warrants to purchase an aggregate of 3,000,000 shares of our common stock, in four different traunches dated June 18, 2004 for $1,500,000, July 27, 2004 for $500,000,
October 22, 2004 for $350,000, and March 18, 2005 for $650,000.

      The Notes bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at the lower of (i) $0.70 or (ii) 75% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. The Company may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $0.57 per share. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights. The agreement entered into on June 18, 2004 was amended on March 4, 2005, changing the conversion price of the convertible notes to the lower of (i) $0.70 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. The original agreement had the conversion price as the lower of (i) $0.70 or (ii) 50% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date.

      The Note payable, convertible debt is recorded at $2,350,000 and the Note payable, convertible debt, debt discount of $1,810,000 are reported in accordance with Emerging Issues Task Force "EITF" 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instrument s". The Debt Discount is reported at 100% of the net proceeds of the Convertible Debt Financing in accordance with paragraph 6 of EITF 98-5 that specifies that the beneficial conversion expense may not exceed the net proceeds. Additionally, the debt discount is net of amortization charged to interest expense of approximately $540,000 recorded for the year ended December 31, 2004.

      The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.57 per share. In addition, the exercise price of the Warrants is adjusted in the event the Company issues common stock at a price below market. Since the Company does not intend to issue common stock at below market price the warrants were valued at $NIL using the Black- Scholes option pricing model including the following assumptions: exercise price of $0.57, expected volatility of approximately 15%, expected dividend yield rate of 0%, expected life of 5 years, and a risk free interest rate of 4.23% for December 31,2004.

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

New Callable Secured Convertible Notes Issuance

      On March 31, 2005, in order to obtain funding for its ongoing operations, we entered into a new Securities Purchase Agreement the Investors for the sale of (i) $650,00 in Notes and (ii) warrants to purchase 650,000 shares of the Company's common stock.On March 31, 2005 the Investors purchased $350,000 in Notes, and received Warrants to purchase an aggregate of 350,000 shares of the companies stock. The remaining $300,000 of convertible secured notes will be purchased within five business days of the effectiveness of the registration statement.

      The Notes bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at the lower of (i) $0.70 or (ii) 75% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. The Company may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $0.03 per share, the market price at the time of the closing. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

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

Deferred Revenue

      Deferred revenue is recorded as a liability when we receive the three year maintenance contact in an a one-time advance payment. We then recognize the revenue from the maintenance portion of the contract on a pro rata basis over 36 months as the service is delivered.

Revenue Restatement

      On December 26, 2002, we reclassified our consolidated financial statements for the first three quarters of 2002. This step was taken on the advice of Rothstein, Kass & Company, P.C., our accounting firm, to reflect the proper treatment of SOP-97-2..

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

Software Development Capitalization Policy

      Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. For the year ended December 31, 2004, we capitalized $407,585 of development costs in developing enhanced functionality of our DealerAdvance(TM) products. This compares with $683,052 for the year ended December 31, 2003.

Item 7. FINANCIAL STATEMENTS

The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB beginning on page F-1. A list of the financial statements filed herewith is found on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures, which took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have not been changes in the Company's internal controls over financial reporting for the period covered by this report that materially affected or were likely to materially affect the Company's internal control over financial reporting.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages and positions as of December 31, 2003 are as follows:

              Name                    Age              Position(s)
--------------------------------------------------------------------------------
Christopher J. Carey............       52      President, Chief Executive
                                               Officer and Director

Lenard Berger...................       35      Chief Technology Officer and
                                               Vice President

Robert Nawy.....................       44      Chief Financial Officer

Robert J. Corliss*..............       51      Director

William Lenahan*................       53      Director

Luis Delahoz*...................       44      Director

* Member of audit, compensation and governance/nominating committees.

The business address for each executive officer and director is 106 Allen Road, Basking Ridge, NJ 07920.

Christopher J. Carey has served as our President and Chief Executive Officer since May 2002. Mr. Carey is also the founder, President and Chief Executive Officer of Stronghold, our wholly-owned subsidiary. Since founding Stronghold in 2000, Mr. Carey has set the strategic direction and corporate vision for Stronghold, drawing on over 25 years of experience building technology-focused businesses. From 1976 until 1996, Mr. Carey was President and Chief Executive Officer of Datatec Industries, Inc., which specialized in the rapid deployment of network and computing systems. After negotiating a merger with Glasgal Communications in 1996, Mr. Carey became President of Datatec Systems, Inc., the combined entity until May 2002. Mr. Carey is currently a member of Board of Trustees of The Albert Dorman Honors College, New Jersey Institute of Technology, and a past Chairman of the New Jersey Chapter of the Young President's Organization.

Lenard Berger has served as our Chief Technology Officer and Vice President since May 2002. Mr. Berger is also the Chief Technology Officer and Vice President of our company. Prior to the founding of our predecessor entity in 2000, Mr. Berger was the President of eBNetworks, a division of Computer Horizons, Inc. From 1990 until 1999, Mr. Berger was the Vice President of RPM Consulting, Inc.

Robert Nawy joined Stronghold on July 22, 2003 and is responsible for financial management, with emphasis on strategic planning and day-to-day financial operations of the business. Mr. Nawy became the Chief Financial Officer in the fourth quarter of 2003. Mr. Nawy is a CPA, holds an MBA and is financial management veteran in the information technology industry, with over 19 years of experience in both public and privately held companies. Prior to joining us, Mr. Nawy served as CFO of Exenet Technologies, Inc. from 2001 through 2003 Prior to Exenet, Mr. Nawy served as CFO for Maden Technologies, Inc. 1998 to 2001.

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

EXECUTIVE OFFICERS

Christopher J. Carey, Lenard Berger and Robert Nawy each have employment contracts with our company. The remaining officers serve at the discretion of our board of directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

BOARD COMMITTEES

Our board of directors has an audit committee, compensation committee and governance/nominating committee. The audit committee reviews the results and scope of the audit and other services provided by our independent public accountant. The audit committee does not currently have an "audit committee financial expert", as defined by the SEC, due to our status as an early-development stage company. We are in the process of identifying an audit committee financial expert to join its board of directors and audit committee.

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

CODE OF ETHICS

Because we are an early-development stage company with limited resources, we have not yet adopted a "code of ethics", as defined by the SEC, that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and persons performing similar functions. We are in the process of drafting and adopting a Code of Ethics.

DIRECTOR COMPENSATION

We have granted an initial one-time option grant to purchase 40,000 shares of common stock to each non-employee board member upon election to our board of directors. This one-time grant was awarded to the current non-employee board members on October 7, 2003. The options will vest 50% on each of the first and second anniversaries of the date of grant. The option is exercisable at $.60 per share. In addition, each non-employee director will be granted, on an annual basis, an option to purchase 30,000 shares of our common stock, which will vest 50% on each of the first and second anniversaries of the date of grant. These options were granted in November 2004 and have an exercise price of $.25. All stock options granted to members of our board of directors will have exercise prices equal to the fair market value of the Common Stock on the date of grant. We also reimburse directors for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and any meetings of its committees.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth executive compensation for fiscal years ended December 31, 2004, 2003 and 2002. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. All of our executive officers also serve as officers of and are paid by our operating subsidiary. The following table shows compensation paid during the fiscal years ended December 31, 2002 and 2001 by our wholly owned subsidiary to our former president and other former executive officers. The table also provides information regarding executive compensation for our wholly owned subsidiary's current president and three other most highly compensated executive officers. We refer to all of these officers collectively as our "named executive officers."

                                                                                   Other Annual         All Other
Name and Principal Position                    Year       Salary        Bonus      Compensation       Compensation
------------------------------------------     ----      --------      -------     ------------       ------------
Former Officers and Directors
------------------------------------------
Pietro Bortolatti                              2003         --           --             --                 --
   President, Chief Executive Officer and
   Chairman of the Board
                                               2002         --           --          20,500(1)             --

Tiziana DiRocco                                2003         --           --             --                 --
   Vice President Director of                  2002         --           --             --                 --
   European Operations

Current Officers(3)
------------------------------------------
Christopher J. Carey(4)                        2004      300,000         --            9,600               --
   President, Chief Executive Officer and      2003      300,000         --            9,600               --
   And chairman of the Board                   2002      264,000         --            9,601               --

Lenard Berger(5)                               2004      175,000         --            7,200               --
   Vice President and Chief Technology         2003      175,000       29,963          7,200               --
   Officer                                     2002      160,416       50,583          7,100               --

Salvatore D'Ambra(6)                           2004         --           --              --                --
   Vice President - Development                2003      134,375       27,135          5,912               --
                                               2002      121,397        8,000          6,600               --

Robert Nawy(8)                                 2004      182,250         --             --               6,000
    Chief Financial Officer                    2003       82,967         --             --               2,398
                                               2002         --           --             --                 --

(1) Commissions of sales from Terre Di Toscana, Inc., and Terres Toscanas, Inc.

(2) Includes consulting service fees paid to the David Stephen Group, of which David Rector, our former director, is a principal.

(3) On May 16, 2002, our wholly-owned subsidiary merged with a New Jersey corporation, Stronghold Technologies, Inc. Our wholly-owned subsidiary survived and changed its name to Stronghold Technologies, Inc. ("Stronghold").

(4) Christopher J. Carey became our President and Chief Executive Officer on May 16, 2002, following the merger. Mr. Carey also remains the President, Chief Executive Officer and the sole Director of Stronghold. Mr. Carey's base salary from May 15, 2002 until December 31, 2002 was $260,000, as set forth in his Employment Agreement with Stronghold. The terms of Mr. Carey's Employment Agreement are more fully set forth below. "Other Annual Compensation" consists solely of the reimbursement of automobile expenses. All of Mr. Carey's salary for 2002 has been deferred and accrued.

(5) Lenard Berger has been our Vice President and Chief Technology Officer since the merger, and holds the same positions with our wholly owned subsidiary. Mr. Berger's base salary for the period of July 2001 through July 2002 was $112,000, as set forth in his Employment Agreement. As of July 2002, Mr. Berger's salary increased to $122,000. $36,000 of Mr. Berger's salary and other annual compensation was deferred and accrued in 2004. The terms of Mr. Berger's Employment Agreement are more fully set forth below. "Other Annual Compensation" consists solely of the reimbursement of automobile expenses.

(6) Salvatore D'Ambra has been our Vice President - Development of our wholly owned subsidiary from the merger until November 12, 2003. Mr. D'Ambra's base salary for the period of August 2001 through August 2002 was $150,000, as set forth in his Employment Agreement. As of August 2002, Mr. D'Ambra's salary increased to $175,000. Mr. D'Ambra resigned from his position with our wholly owned subsidiary in November 2003. "Other Annual Compensation" consists solely of the reimbursement of automobile expenses.

(7) Robert Nawy joined Stronghold on July 22, 2003 as Assistant Chief Financial Officer and became the Chief Financial Officer in November 2003. Mr. Nawy's base salary for the period of June 2003 through July 2004 is $180,000, as set out in his Employment Agreement. As of August 1, 2004, Mr. Nawy's salary increased to $185,400. $15,300 of Mr. Nawy's salary and other annual compensation was deferred and accrued in 2004. "Other Annual Compensation" consists solely of the reimbursement of automobile expenses.

OPTIONS GRANTS

The following table sets forth information concerning individual grants of stock options under the 2002 Stock Incentive Plan during the fiscal year ended December 31, 2004 to each of the named executive officers.

                          OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2004

                                                          % of Total Options Granted     Exercise or
                                  Number of Securities           to Employees               Base
             Name                  Underlying Options               in 2002             Price ($/Sh)     Grant Date
-------------------------------- ---------------------    ---------------------------   -------------    -----------
Lenard Berger                           --                           --%                      --              --
Robert Nawy                             --                           --%                      --              --
Robert Nawy                             --                           --%                      --              --

                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                              NUMBER OF SECURITIES
                        SHARES ACQUIRED      VALUE             UNDERLYING OPTIONS       VALUE OF IN-THE-MONEY OPTIONS
                        ON EXERCISE (#) REALIZED ($)(1)         AT YEAR END (#)               AT YEAR-END ($)(2)
                        --------------- ---------------         ---------------               ------------------
                                                          EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
         NAME
Christopher J. Carey          --               --              --           200,000           --              --
Lenard J. Berger              --               --             7,600           --              --              --
Robert Nawy                   --               --           216,667          33,333       44,000              --

(1) Based on the difference between the option exercise price and the fair market value of our common stock on the exercise date.

(2) Based on the difference between the option exercise price and the closing sale price of $0.25 of our common stock as reported on the OTC Bulletin Board on December 31, 2004, the last trading day of our 2004 fiscal year. None of these options are currently in the money.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

CHRISTOPHER J. CAREY

On May 15, 2002, we assumed the employment agreement that was in place between Christopher J. Carey and the Predecessor Entity. Under the terms of the agreement, Mr. Carey's employment as Chairman of the Board, President and Chief Executive Officer of will continue until December 31, 2004, unless terminated sooner. The agreement may be renewed through mutual agreement of the parties. Mr. Carey receives a base salary of $260,000 per year. Such base salary was increased effective January 1, 2003, to the annualized rate of $300,000 and increased, effective January 1, 2004, to the annualized rate of $350,000. Such salary will be reviewed annually and is subject to increase as determined by our board of directors or the Compensation Committee in its sole discretion.

The employment agreement provides that each fiscal year after fiscal year 2002, Mr. Carey will be eligible to receive an annual bonus based upon our meeting and exceeding our annual budget, as same has been reviewed and approved by the board of directors for earnings before interest, taxes, depreciation and amortization, referred to as EBITDA. This bonus will be earned according to the following: (i) if we achieve 90-100% of budgeted EBITDA, Mr. Carey will receive a bonus of 10% of his then current annual base salary; (ii) if we achieve 101-110% of budgeted EBITDA, Mr. Carey will receive a total bonus of 20% of his then current annual base; and (iii) if we achieve 111-120% of budgeted EBITDA, Mr. Carey will receive a total bonus of 30% of his then current annual base salary; (iv) if we achieve 121-130% of budgeted EBITDA, Mr. Carey will receive a total bonus of 40% of his then current annual base salary; (v) if we achieve 131-140% of budgeted EBITDA, Mr. Carey will receive a total bonus of 50% of his then current annual base salary; (vi) if we achieve 141-150% of budgeted EBITDA, Mr. Carey will receive a total bonus of 55% of his then current annual base salary; and (vii) if we achieve 151% or more of budgeted EBITDA, Mr. Carey will receive a total bonus of 60% of his then current annual base salary. The bonus, if any, shall be paid in one lump sum within sixty (60) days after the close of the fiscal year for which it was earned. To date, Mr. Carey has not been awarded a bonus.

In accordance with the agreement, the Predecessor Entity granted to Mr. Carey stock options under the 2000 Stock Option Plan for the purchase of an aggregate of 200,000 shares of the Predecessor Entity's common stock at an option exercise price equal of $1.50 per share, the fair market value of the underlying common stock on the date of the grant. Such option converted into an option to purchase 437,500 shares of our Common Stock when we merged with the Predecessor Entity and our wholly-owned subsidiary, Stronghold, assumed the 2000 Stock Option Plan. While Mr. Carey is employed by our company, the option will become exercisable on the earlier of: (i) the seventh anniversary of May 15, 2002; or (ii) the achievement of the performance goals set forth above in the paragraph above.

Upon a change in control of our company, the unvested portion of the options shall immediately vest and become exercisable by Mr. Carey. If we terminate Mr. Carey's employment (i) after the expiration of the term of employment; or (ii) with cause; or if Mr. Carey resigns for no good reason, he will receive all accrued compensation and vested benefits. If we terminate his employment without cause, Mr. Carey will receive all unpaid accrued compensation, vested benefits and a severance benefit equal to his base salary until the earlier of the balance of the term of his agreement, the renewal term or twelve months following the date of termination.

Mr. Carey's agreement contains a confidentiality provision and further provides that Mr. Carey may not work for, or hold 1% or more of the outstanding capital stock of a publicly traded corporation, which is a competing business anywhere in the world for one year after the conclusion of his employment. Mr. Carey has not expressed a desire to leave.

LENARD BERGER

On August 1, 2000, the Predecessor Entity entered into an employment agreement with Lenard Berger, which we assumed. Under the terms of the agreement, Mr. Berger's employment as Vice President, Chief Technology Officer will continue until July 31, 2005 unless sooner terminated. The agreement may be renewed through mutual agreement of the parties. Mr. Berger received a base salary of $10,500 per month during the first six months of the term of the agreement and $12,500 per month commencing February 1, 2001. During the second year of the term of the agreement, Mr. Berger's base salary will be $150,000, but may increase to $175,000 if the our Net Sales achieved in the first year of the term of the agreement equal or exceed $2,000,000. During the third year of the term of the agreement, Mr. Berger's base salary will be $175,000, but may increase to $200,000 if our Net Sales achieved in the second year of the term of the agreement equal or exceed $10,000,000. During the fourth and fifth years of the term of his agreement, Mr. Berger's base salary will be increased annually by a percentage determined by the Consumers Price Index. Beginning his second year of employment, Mr. Berger is eligible for a commission not to exceed $50,000 for any year during the balance of the term of the agreement. The commission is equal to 1% of net sales, which is determined by subtracting certain costs from the gross sales of products and services. To date, Mr. Berger has not been awarded a commission. Mr. Berger is also eligible to receive extra compensation at the discretion of our board of directors, a car allowance and any insurance and 401(k) plans provided by the employer.

Pursuant to his employment agreement, Mr. Berger received an option grant to purchase 100,000 shares of the Predecessor Entity's common stock. Such option converted into an option to purchase 218,750 shares of our common stock when we merged with the Predecessor Entity. The vesting schedule for such grant is set forth above under the section entitled "Option Grants". Upon a change of control of our company, 50% of any unvested options shall become vested and exercisable immediately. If we register shares of common stock in an initial public offering, Mr. Berger has the right to include any shares of common stock that he owns in the registration.

If we terminate Mr. Berger's employment without cause, he will receive payment of his base salary in effect at the time of his termination for a period of one month. If Mr. Berger resigns for good reason after the first full year of employment, Mr. Berger shall receive as his severance pay the lesser of (x) base salary payable for the balance of the then existing term of the agreement or (y) two months' base salary, plus one week's base salary for each full or part year worked after the first year of employment.

Mr. Berger's agreement provides that all rights to discoveries, inventions, improvements, and innovations related to our business that originates during the term of Mr. Berger's employment will be the exclusive property of our company. Mr. Berger's agreement also contains a confidentiality provision and further provides that Mr. Berger may not work for or hold 5% or more of the outstanding capital stock of a publicly traded corporation, which is a competing business anywhere in the world for one year after the conclusion of his employment. Mr. Berger has not expressed a desire to leave our company.

ROBERT NAWY

On June 23, 2003, we entered into an employment agreement with Robert Nawy. Under the terms of the agreement, Mr. Nawy's employment as Chief Financial Officer will continue until July 31, 2006, unless terminated sooner. The agreement may be renewed through mutual agreement of the parties. Mr. Nawy receives a base salary at an annualized rate of $180,000 from July 28, 2003 until July 31, 2004. From August 1, 2004 to July 31, 2006, Mr. Nawy's salary will be increased annually by a percentage determined by the Consumers Price Index. Such salary will be reviewed annually and is subject to increase as determined by the board of directors or the Compensation Committee in its sole discretion.

The employment agreement provides that each fiscal year after fiscal year 2003, Mr. Nawy will be eligible to receive an annual bonus based upon our meeting and exceeding its annual budget, as same has been reviewed and approved by the board of directors for earnings before interest, taxes, depreciation and amortization, referred to as EBITDA. This bonus will be earned according to the following: (i) if we achieve 65-99% of budgeted EBITDA, Mr. Nawy will receive a bonus of 10% of his then current annual base salary; (ii) if we achieve 100-124% of budgeted EBITDA, Mr. Nawy will receive a total bonus of 20% of his then current annual base; and (iii) if we achieve 125% or more of budgeted EBITDA, Mr. Nawy will receive a total bonus of 30% of his then current annual base salary The bonus, if any, shall be paid in one lump sum within sixty (60) days after the close of the fiscal year for which it was earned. To date, Mr. Nawy has not been awarded a bonus.

In accordance with the agreement, we granted to Mr. Nawy stock options under the 2002 Stock Option Plan for the purchase of an aggregate of 200,000 shares of our common stock at an option exercise price equal to $0.80 per share, the fair market value of the underlying common stock on the date of the grant. While Mr. Nawy is employed by us, the options will become exercisable at the rate of 25,000 options on July 28, 2003, 60,000 options on July 31, 2004, 60,000 options on July 31, 2005 and 55,000 options on July 31, 2006.

Upon a change in control of our company, an additional 50% of the unvested portion of the options shall immediately vest and become exercisable by Mr. Nawy.

If we terminate Mr. Nawy's employment without cause within one year following a change of control, or Mr. Nawy resigns after one year following a change of control, he will receive all accrued compensation and vested benefits. If we terminate his employment without cause, Mr. Nawy will receive a severance benefit equal to: one month salary if termination occurs within the first six months of employment; two months salary if termination occurs within the second six months of employment; and the lesser of the balance of the term of the agreement and three months if termination occurs after completion of one full year of employment.

Mr. Nawy's agreement contains a confidentiality provision and further provides that Mr. Nawy may not work for, or hold 1% or more of the outstanding capital stock of a publicly traded corporation, which is a competing business anywhere in the world for one year after the conclusion of his employment. Mr. Nawy has not expressed a desire to leave.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of April 11, 2005. The information in this table provides the ownership information for:

o each person known by us to be the beneficial owner of more than 5% of our Common Stock;

o     each of our directors;

o     each of our executive officers; and

o     our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common Stock beneficially owned and percentage ownership is based on 16,087,349 shares outstanding on April 11, 2005, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after April 11, 2005.

                                                      Number of Shares        Percentage
Name and Address of Beneficial Owner                 Beneficially Owned      Outstanding
---------------------------------------              ------------------      -----------
5% Stockholders
---------------------------------------
Christopher J. Carey
   450 Claremont Road
   Bernardsville, NJ 07924                               5,131,250(1)             24.99

Stanford Venture Capital Holdings, Inc.
   6075 Poplar Avenue
   Memphis, TN 38119                                     7,519,897(2)             36.62
Other Executive Officers and Directors
---------------------------------------

Robert J. Corliss                                               --                --
William Lenahan                                                 --                --
Luis Delahoz                                                    --                --
Robert Nawy                                                200,000(3)              0.97
                                                     ------------------      -----------

Executive Officers and Directors as a Group
   (5 people)                                            5,331,250                62.58

(1) 3,937,500 of these shares are owned by Christopher J. Carey and his wife, Mary Carey, as Joint Tenants with Right of Survivorship.

(2) The total beneficial ownership of Stanford Venture Capital Holdings, Inc. is 7,519,897 shares which consists of: (i) 2,002,750 shares of Common Stock issuable upon the conversion of 2,002,750 shares of our Series A Preferred Stock; and (ii) 2,444,444 shares of Common Stock issuable upon the conversion of 2,444,444 shares of our Series B Preferred Stock and (iii) 3,072,703 shares of Common Stock. James M. Davis has voting and investment control over the securities held by Stanford Venture Capital Holdings, Inc., but he disclaims beneficial ownership of such securities, except to the extent of any pecuniary interest therein.

(3) Includes an option grant to purchase 200,000 shares of Common Stock which was immediately exercisable on the date of grant.

EQUITY COMPENSATION IN FISCAL 2004

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2003.

                      EQUITY COMPENSATION PLAN INFORMATION

                                    Number of securities      Weighted-average       Number of securities remaining
                                    to be issued upon         exercise price of      available for future issuance
                                    exercise of               outstanding options    under equity compensation plans (2)
                                    outstanding options (1)
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                  1,225,408                 $0.85                        1,142,133
approved by security holders

Equity compensation plans not                 --                      --                            --
approved by security holders

Total                                      1,225,408                 $0.85                        1,142,133

(1) Issued pursuant to our 2002 Stock Incentive Plan, our 2002 California Stock Incentive Plan, and our 2000 Stock Option Plan.

(2) 1,063,600 shares are available for future issuance pursuant to the 2002 Stock Incentive Plan and 78,533 shares are available for future issuance pursuant to the 2002 California Stock Incentive Plan. We do not intend to issue any additional options under our 2000 Stock Option Plan.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stronghold Technologies, Inc., the Predecessor Entity, became our wholly-owned subsidiary on May 16, 2002 pursuant to a merger with and into Acquisition Sub. Pursuant to the merger, the Predecessor Entity's stockholders surrendered all of their outstanding shares of the Predecessor Entity's common stock in exchange for a total of 7,000,000 shares of our common stock. Of these shares, Christopher J. Carey, our current President, and his wife received a total of 3,937,500 shares held jointly, and Mr. Carey received an additional 1,093,750 shares individually.

Pursuant to a Securities Purchase Agreement which we entered into on May 15, 2002, with Stanford, a major shareholder of our company, Pietro Bortolatti, a former officer and director of our company, and Mr. Carey, we agreed to issue to Stanford such number of shares of our Series A Preferred Stock that would in the aggregate equal 20% of the total issued and outstanding shares of our common stock, and a warrant to purchase an equal number of shares of our common stock. The aggregate purchase price for the Series A Preferred Stock and warrants purchased by Stanford was $3,000,000. The Series A Preferred Stock and warrant purchase took place on four separate closing dates from May 16, 2002 through July 19, 2002, in which we issued an aggregate of 2,002,750 shares of our Series A Preferred Stock to Stanford and warrants for 2,002,750 shares of our common stock. So long as any shares of Series A Preferred Stock are outstanding and held by Stanford, Stanford had the right to maintain its percentage ownership with respect to any additional securities we may issue, with certain exceptions under the Series A Securities Purchase Agreement.

Pursuant to a Securities Purchase Agreement which we entered into on April 24, 2003, we agreed to issue to Stanford a total of 2,444,444 shares of our Series B $0.90 Convertible Preferred Stock ("Series B Preferred Stock"). The issuance of the Series B Preferred Stock occurred on six separate closing dates beginning on April 24, 2003 and closing on September 15, 2003. In connection with the Purchase Agreement, we modified the warrants issued in connection with the Series A offering to reduce the exercise price to $0.25 per share and extend the expiration date to August 1, 2008. Stanford was also granted the right to maintain its percentage ownership with respect to any additional securities we may issue, with certain exceptions under the Series B Securities Purchase Agreement. In addition, we agreed to convert all outstanding loans and unreimbursed expenses to certain stockholders of our company for 603,000 shares of our common stock at a price of $0.90 per share. The value of the warrant modification was treated as additional costs associated with raising capital and was shown as a reduction of additional paid-in capital of approximately $557,000 (computed using the Black-Scholes model with the following assumptions: expected volatility of 0%, expected dividend yield rate of 0%, expected life of 5 years, and a risk-free interest rate of 4.91% for September 30, 2003).

In connection with the Series B Purchase Agreement, we entered into a Registration Rights Agreement with Stanford, dated April 30, 2003, in which we agreed to register the shares of common stock issuable upon conversion of the Series B Preferred Stock, no later than November 15, 2003. Stanford has agreed to extend the date to register the common stock issuable upon conversion of the Series B Preferred Stock until March 15, 2004, which was further extended in June 2004.

In connection with the Series B Purchase Agreement, we entered into a Consulting Agreement with Stanford, pursuant to which Stanford has agreed to perform certain financial consulting and advisory services, in exchange for which we agreed to pay Stanford a fee of $50,000 per year for two years, payable quarterly in equal installments of $12,500, with the first such installment due on July 1, 2003. Pursuant to the terms of the Consulting Agreement, we may, at our sole option, choose to issue shares of our common stock to Stanford in lieu of such payments.

On November 11, 2003, we agreed with Stanford to modify the terms of the Series A and Series B Preferred Stock to facilitate acquisitions and other company actions. The basic terms of the modification are: (i) waiver Section 2(e)(iii) of the Series A Certificate of Designation, which provides for anti-dilution protection if we shall issue securities which are convertible into shares of our common stock for an exercise price of less than $1.50; (ii) waiver of any rights of Stanford to Default Warrants (as defined in the Series A Registration Rights Agreement) due to our failure to register our shares of common stock; and (iii) modification of the warrants previously issued to Stanford and its assigns to purchase 2,002,750 shares of our common stock to reduce the initial exercise price to $0.25 per share and to extend the expiration date to August 1, 2008.

Pursuant to the Amended and Restated Series A Certificate of Designation and Series B Certificate of Designation, dated November 11, 2003, by and between our company and Stanford and a Written Notice, Consent, and Waiver Among The Holders Of Series A $1.50 Convertible Preferred Stock, Series B $.90 Convertible Preferred Stock and Warrants, our company and Stanford agreed to certain amendments and restatements including:

(a) the filing of an Amended and Restated Certificate of Designation for Series A $1.50 Convertible Preferred Stock substantially in the form attached hereto ("Amended and Restated Series A Certificate of Designation") pursuant to which Stanford will (x) waive dilution adjustments for certain issuances of Common Stock and Common Stock equivalents, (y) reduce for an eighteen month period the Stated Value and Conversion Price (each as defined therein) to $0.50 and to $0.87 thereafter and (z) forego certain rights to approve acquisitions of fixed assets, capital stock or capital expenditures, credit facilities and sales of shares of our securities. The authorized shares of Series A Preferred Stock was reduced from 2,017,200 to 2,002,750 shares.

(b) the filing of an Amended and Restated Certificate of Designation Series B $0.90 Convertible Preferred Stock substantially in the form attached hereto pursuant to which Stanford will (x) waive dilution adjustments for certain issuances of Common Stock and Common Stock equivalents, (y) reduce for an eighteen month period the Stated Value and Conversion Price (each as defined therein) to $0.50 and to $0.87 thereafter and (z) forego certain rights to approve acquisitions of fixed assets, capital stock or capital expenditures, credit facilities and sales of shares of our securities.

In connection with the Series B Purchase Agreement, our company and Stanford also entered into a Registration Rights Agreement, dated April 30, 2003, in which we agreed to register the shares of our common stock issuable upon conversion of the Series B Preferred Stock, no later than November 15, 2003. Stanford has agreed to extend dare of the filing requirements of the Registration Rights Agreement to March 14, 2004, which was subsequently extended.

(c) In consideration of the Notice and the granting of the Consents and Waivers, we reduced the exercise price of the Stanford Warrants from $0.25 per share to $.001. On November 11, 2003, Stanford exercised in full the Stanford Warrant purchasing 2,002,750 shares of common stock for the purchase price of $2,002.75.

Pursuant to a Stockholders' Agreement which we entered into on May 16, 2002 with Stanford, Mr. Carey and his wife, if either Stanford or the Careys should ever want to sell any shares of our Series A Preferred Stock or common stock, the other party has a right of first refusal regarding such sale and, if such non-selling party does not want to exercise its right of first refusal, we have the right to purchase such shares, and a right of co-sale under the same terms and for the same type of consideration. In the case of a material adverse event related to our company, the Careys agreed to vote their shares as directed by Stanford, including removing and replacing the members of the board with designees nominated by Stanford. Finally, Stanford has the right to nominate one member to our board of directors and the Carey's have agreed to vote for such nominee.

Stanford is an affiliate of Stanford Financial Group, which is the majority stockholder of TWS International, Inc. Luis Delahoz, one of our outside directors, is the president and chief executive officer of TWS International, Inc. and is Stanford's representative on our board of directors.

On July 31, 2000, the Predecessor Entity entered into a line of credit loan arrangement with our President, Christopher Carey, who is also president of Stronghold. Mr. Carey made available $1,989,500, which the Predecessor Entity could borrow from time to time until August 1, 2001. Outstanding amounts accrued interest at the rate of interest per annum equal to the floating Base Rate, computed daily, for the actual number of days elapsed as if each full calendar year consisted of 360 days. Overdue amounts accrued interest at an annual rate of 2% greater than the base rate, which is 2% above the floating base rate announced from time to time by Citibank, N.A. Under the agreement, the first payment was due on August 1, 2001. On such date, the line of credit was extended for one more year, until August 1, 2002. On April 22, 2002, the Predecessor Entity issued 500,000 shares of its common stock (which converted into 1,093,750 shares of our common stock when we acquired the Predecessor Entity on May 16,
2002) in exchange for cancellation of $1 million of outstanding debt under such line of credit. On May 16, 2002, the total amount outstanding under the line of credit was $2.2 million. On such date, we issued 666,667 shares of our Common Stock to Mr. Carey in exchange for cancellation of $1 million of the then outstanding amount. We will pay Mr. Carey the remaining $1.2 million according to the terms of a non-negotiable promissory note, which was issued on May 16, 2002, and amended and restated in September 2002. The terms of the amended and restated note stipulate that the Company may not make principle payments to Mr. Carey until the retirement of the United Trust Bank loan. Until such time as the principal is paid, we will pay an interest only fee of 12% per year. Mr. Carey's promissory note is expressly subordinated in right of payment to the prior payment in full of all of our senior indebtedness.
On September 14, 2000, we issued 5,000,000 shares of our common stock to our former president, Pietro Bortolatti, in exchange for the transfer from Mr. Bortolatti of all of the outstanding shares of Terre di Toscana, Inc. to us. The assets of Terre di Toscana, Inc. included rights in several customer agreements. We valued the 5,000,000 shares issued to Mr. Bortolatti at par value, $.0001 per share. As part of our merger with the Predecessor Entity and the exchange of shares for our truffle business, Mr. Bortolatti has surrendered or exchanged all of such shares.

In August 2002, one of our outside directors, Robert Cox, purchased 60,000 shares of our common stock at a purchase price of $1.50 per share for aggregate proceeds to us of $90,000. Such purchase was pursuant to a Subscription Agreement in which Mr. Cox made certain investment representations and warranties. The price paid by Mr. Cox had been negotiated by third parties in an arms-length transaction. The third parties who negotiated the transaction purchased a number of shares concurrently with Mr. Cox.

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

In October 2002, in connection with a loan to our company in the amount of $165,000, we issued a promissory note to Christopher J. Carey for $165,000. Such promissory note was due on or before December 31, 2003. On March 30, 2004, Mr. Carey agreed to extend the term of his loan to March 31, 2005. Until such time as the principal is paid, interest on the note will accrue at the rate of 12.5% per year.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Item 13. EXHIBITS

Exhibit
Number         Description
-------        -----------

2.1(1)(4)      Merger Agreement and Plan of Merger, dated May 15, 2002, by and among TDT Development, Inc., Stronghold Technologies, Inc., TDT
               Stronghold Acquisition Corp., Terre Di Toscana, Inc., Terres
               Toscanes, Inc., certain stockholders of TDT Development, Inc. and
               Christopher J. Carey.

2.2(5) Stock Purchase Agreement, dated July 19, 2002, by and between TDT Development, Inc. and Mr. Pietro Bortolatti.

3.1(2)         Articles of Incorporation, as amended on July 11, 2002.

3.2(3)         By-Laws.

4.1(2)         Certificate of Designations filed on May 16, 2002.

4.2(5)         Specimen Certificate of Common Stock.

4.3(8) Promissory Note for $300,000, dated March 18, 2003, made by Stronghold Technologies, Inc. in favor of Christopher J. Carey.

4.4(8) Promissory Note for $100,000, dated March 18, 2003, made by Stronghold Technologies, Inc. in favor of Christopher J. Carey.

4.5(8)         Form of Warrant with Christopher J. Carey.

4.6(10) Amended and Restated Certificate of Designation of Series A $1.50 Convertible Preferred Stock of Stronghold Technologies, Inc.

4.7(10) Amended and Restated Certificate of Designation of Series B $0.90 Convertible Preferred Stock of Stronghold Technologies, Inc.

4.8(11) Securities Purchase Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.9(11) Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated June 18, 2004

4.10(11) Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated June 18, 2004

4.11(11) Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated June 18, 2004

4.12(11) Callable Secured Convertible Note in the name of AJW Partners, LLC dated June 18, 2004

4.13(11) Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated June 18, 2004

4.14(11) Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated June 18, 2004

4.15(11) Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated June 18, 2004

4.16(11) Stock Purchase Warrant in the name of AJW Partners, LLC dated June 18, 2004

4.17(11) Registration Rights Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.18(11) Security Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.19(11) Intellectual Property Security Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.20 Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated July 27, 2004 (16)

4.21 Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated July 27, 2004 (16)

4.22 Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated July 27, 2004 (16)

4.23 Callable Secured Convertible Note in the name of AJW Partners, LLC dated July 27, 2004(16)

4.24 Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated July 27, 2004(16)

4.25 Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated July 27, 2004(16)

4.26 Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated July 27, 2004(16)

4.27 Stock Purchase Warrant in the name of AJW Partners, LLC dated July 27, 2004(16)

4.28 Callable Secured Convertible Note in the name of New Millennium Capital (16) Partners II, LLC dated October 22, 2004

4.29 Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated October 22, 2004 (16)

4.30 Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated October 22, 2004 (16)

4.31 Callable Secured Convertible Note in the name of AJW Partners, LLC dated October 22, 2004(16)

4.32 Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated October 22, 2004(16)

4.33 Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated October 22, 2004(16)

4.34 Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated October 22, 2004(16)

4.35 Stock Purchase Warrant in the name of AJW Partners, LLC dated October 22, 2004(16)

4.36 Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated March 18, 2005(16)

4.37 Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated March 18, 2005 (16)

4.38 Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated March 18, 2005 (16)

4.39 Callable Secured Convertible Note in the name of AJW Partners, LLC dated March 18, 2005 (16)

4.40 Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated March 18, 2005(16)

4.41 Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated March 18, 2005(16)

4.42 Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated March 18, 2005(16)

4.43 Stock Purchase Warrant in the name of AJW Partners, LLC dated March 18, 2005(16)

4.44 Amendment No. 2 to the Securities Purchase Agreement dated March 4, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC(16)

4.45 etter Agreement dated March 4, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC(16)

4.46 Amendment No. 1 to the Securities Purchase Agreement dated October 22, 2004 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (16)

4.47 Securities Purchase Agreement dated March 31, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
               (17)

4.48           Form of Callable Secured Convertible dated March 31, 2005 (17)

4.49           Form of Stock Purchase Warrant dated March 31, 2005(17)

4.50 Registration Rights Agreement dated March 31, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
               (17)

4.51 Security Agreement dated March 31, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (17)

4.52 Intellectual Property Security Agreement dated March 31, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (17)

10.1(2)        2002 Stock Incentive Plan.

10.2(2) Form of Incentive Stock Option Agreement to be issued under the 2002 Stock Incentive Plan.

10.3(2) Form of Nonstatutory Stock Option Agreement to be issued under the 2002 Stock Incentive Plan.

10.4(5)        California 2002 Stock Incentive Plan.

10.5(5) Form of Incentive Stock Option Agreement to be issued under the California 2002 Stock Incentive Plan.

10.6(5) Form of Nonstatutory Stock Option Agreement to be issued under the California 2002 Stock Incentive Plan.

10.7(2) Executive Employment Agreement by and between Stronghold Technologies, Inc. and Christopher J. Carey, dated May 15, 2002.

10.8(2) Employment and Non-Competition Agreement by and between Stronghold Technologies, Inc. and Lenard Berger, dated August 1, 2000.

10.9(2) Employment and Non-Competition Agreement by and between Stronghold Technologies, Inc. and Salvatore D'Ambra, dated July 10, 2000.

10.10(2) Employment and Non-Competition Agreement by and between Stronghold Technologies, Inc. and James J. Cummiskey, dated August 14, 2000.

10.11(2) Business Loan Agreement by and between Stronghold Technologies, Inc. and UnitedTrust Bank, dated June 30, 2002.

10.12(2) Promissory Note issued by Stronghold Technologies, Inc. made payable to UnitedTrust Bank, Dated June 30, 2002.

10.13(2) Commercial Security Agreement by and between Stronghold Technologies, Inc. and UnitedTrust Bank, dated June 30, 2002.

10.14(2) Promissory Note issued by Stronghold Technologies, Inc. made payable to Christopher J. Carey, dated May 16, 2002.

10.15(4) Securities Purchase Agreement, dated May 15, 2002, by and among TDT Development, Inc., Stanford Venture Capital Holdings, Inc., Pietro Bortolatti, Stronghold Technologies, Inc. and Christopher
               J. Carey.

10.16(4) Registration Rights Agreement, dated May 16, 2002, by and among TDT Development, Inc. and Stanford Venture Capital Holdings, Inc.

10.17(4)       Lock-Up Agreement, dated May 16, 2002, by and among TDT
               Development, Inc.

10.18(4) Stockholders' Agreement, dated May 16, 2002, by and among TDT Development, Inc., Christopher J. Carey, Mary Carey and Stanford Venture Capital Holdings, Inc.

10.19(4) Form of Warrant to be issued pursuant to the Securities Purchase Agreement (Exhibit 10.11).

10.20(6) Loan Agreement by and among Stronghold Technologies, Inc., its subsidiary and UnitedTrust Bank, dated September 30, 2002.

10.21(6) Commercial Loan Note issued by Stronghold Technologies, Inc. and its subsidiary made payable to UnitedTrust Bank, dated September 30,2002

10.22(6) Security Agreement by and between Stronghold Technologies, Inc. and UnitedTrust Bank, dated September 30, 2002.

10.23(6) Security Agreement by and between Stronghold's subsidiary and UnitedTrust Bank, dated September 30, 2002.

10.24(6) Subordination Agreement by and among Christopher J. Carey, Stronghold Technologies, Inc. and UnitedTrust Bank, dated September 30, 2002.

10.25(6) Subordination Agreement by and among Christopher J. Carey, Stronghold's subsidiary and UnitedTrust Bank, dated September 30, 2002.

10.26(6) Guaranty by Christopher J. Carey in favor UnitedTrust Bank, dated September 30, 2002.

10.27(6) Loan Agreement by and among Stronghold Technologies, Inc., its subsidiary and AC Trust Fund, dated September 30, 2002.

10.28(6) Loan Agreement by and among Stronghold Technologies, Inc., its subsidiary and CC Trust Fund, dated September 30, 2002.

10.29(6) Form of Subscription Agreement by and between Stronghold Technologies, Inc. and each of the parties listed on the schedule of purchasers attached thereto.

10.30(6) Promissory Note issued by Stronghold Technologies, Inc. made payable to Christopher J. Carey, dated September 30. 2002.

10.31(7) Securities Purchase Agreement, dated April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc.

10.32(7) Registration Rights Agreement, dated April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc.

10.33(7) Consulting Agreement, dated April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc.

10.34(9) First Modification to Loan Agreement and Note among Stronghold Technologies, Inc., Christopher J. Carey and UnitedTrust Bank, dated July 31, 2003.

10.35(13)      Lease Agreement entered between the Company and APA Properties
               No. 2, LP

10.36(13)      Sublease Agreement between Clark/Bardes Consulting, Inc. and the
               Company

10.37(14)      Forbearance Agreement entered by and between the Company and PNC
               Bank

10.38(14)      Amendment No. 1 to the Forbearance Agreement entered by and between the Company and PNC Bank

21(5)          Subsidiaries of the Registrant.

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

-------------------------------------------

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

(10) Incorporated by reference to the exhibits to Registrants Form 10-KSB for the year ended December 31, 2003.

(11) Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed June 28, 2004.

(12) Incorporated by reference to the exhibits to Registrants Form SB-2 Registration Statement filed July 21, 2004.

(13) Incorporated by reference to the exhibits to Registrants Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.

(14) Incorporated by reference to the exhibits to Registrants Form SB-2 Registration Statement filed February 11, 2005.

(15) Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed June 28, 2004.

(16) Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed March 25, 2005.

(17) Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed April 11, 2005.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees billed for professional services rendered by Rothstein, Kass & Company, P.C. in 2002 and 2003. Other than as set forth below, no professional services were rendered or fees billed by Rothstein, Kass & Company, P.C. during 2002 or 2003.

                                                      2003              2004
                                                     -------           -------

Audit Fees (1).................................      $39,000           $64,300
Audit-Related Fees (2) ........................      $ 2,000           $ 9,000
Tax Fees (3)...................................      $16,000           $12,700
Other Fees ...................................       $ 2,000            $2,000

TOTAL..........................................      $59,000           $88,000

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April, 2005.

                                        STRONGHOLD TECHNOLOGIES, INC.

                                        By: /s/ Christopher J. Carey
                                            ------------------------------------
                                            Christopher J. Carey, President and
                                            Chief Executive Officer

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

          Signature                             Title                            Date
          ---------                             -----                            ----
/s/ Christopher J. Carey      President and, Chief Executive Officer and    April 14, 2005
------------------------      Chairman of the Board of Directors
Christopher J. Carey

/s/ Karen Jackson             Controller                                    April 14, 2005
------------------------      (Principal Accounting Officer)
Karen Jackson

/s/ Robert J. Corliss         Director                                      April 14, 2005
------------------------
Robert J. Corliss

/s/ William Lenahan           Director                                      April 14, 2005
------------------------
William Lenahan

/s/ Luis Delahoz              Director                                      April 14, 2005
------------------------
Luis Delahoz

                                  EXHIBIT INDEX

                          STRONGHOLD TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                                DECEMBER 31, 2004

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY


CONTENTS

================================================================================

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                        1


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                                2

     Consolidated Statements of Operations                                     3

     Consolidated Statements of Stockholders' Deficit                          4

     Consolidated Statements of Cash Flows                                   5-6

     Notes to Consolidated Financial Statements                             7-22

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Stronghold Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Stronghold Technologies, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two years period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stronghold Technologies, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


Roseland, New Jersey
March 31, 2005

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

====================================================================================
December 31,                                                               2004
------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                                  $        500
  Accounts receivable, less allowance for returns and
    doubtful accounts of $219,891                                            303,798
  Inventories                                                                 44,704
  Prepaid expenses                                                            90,484
                                                                        ------------
      Total current assets                                                   439,486
                                                                        ------------

PROPERTY AND EQUIPMENT, NET                                                   79,185
                                                                        ------------

OTHER ASSETS
  Software development costs, net of amortization                            867,786
  Deferred charge, convertible debt loan acquisition costs,
    net of amortization                                                      347,608
  Other                                                                      137,645
                                                                        ------------
      Total other assets                                                   1,353,039
                                                                        ------------
                                                                        $  1,871,710
                                                                        ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                      $    619,179
  Accrued expenses and other current liabilities                           1,172,897
  Interest payable, stockholders                                             472,779
  Notes payable, stockholders, current portion                             1,145,530
  Note payable                                                               606,667
  Deferred revenue                                                           593,408
  Obligations under capitalized leases, current portion                       25,807
                                                                        ------------
      Total current liabilities                                            4,636,267
                                                                        ------------

LONG-TERM LIABILITIES
  Notes payable, stockholders, less current portion                        1,129,600
  Note payable, convertible debt of $2,350,000 net of debt
    discount of $2,350,000 and debt discount amortization of $539,581        539,581
  Obligations under capitalized leases, less current portion                   8,783
  Payroll taxes payable, long term                                           430,000
                                                                        ------------
      Total long-term liabilities                                          2,107,964
                                                                        ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, Series A, $.0001 par value; authorized
    5,000,000 shares, 2,002,750 issued and outstanding
    (aggregate liquidation preference of $3,004,125)
    201 Preferred stock, Series B, $.0001 par value;
    authorized 2,444,444 shares, 2,444,444 issued and
    outstanding (aggregate liquidation preference $2,200,000)                    244
  Common stock, $.0001 par value, authorized 50,000,000
    shares, 16,087,349 issued and outstanding                                  1,609
  Additional paid-in capital                                              10,274,928
  Stock subscription receivable                                               (3,000)
  Accumulated deficit                                                    (15,146,503)
                                                                        ------------
      Total stockholders' deficit                                         (4,872,521)
                                                                        ------------

                                                                        $  1,871,710
                                                                        ============

See accompanying notes to consolidated financial statements.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

==========================================================================
YEARS ENDED DECEMBER 31,                           2004            2003
--------------------------------------------------------------------------

NET SALES                                     $  2,489,790    $  2,996,344

COST OF SALES                                      834,349       1,230,174
                                              ------------    ------------

GROSS PROFIT                                     1,655,441       1,766,170

SELLING, GENERAL AND
ADMINISTRATION                                   3,878,045       5,512,042
                                              ------------    ------------

LOSS FROM OPERATIONS                            (2,222,604)     (3,745,872)

INTEREST EXPENSE                                   867,010         512,135
                                              ------------    ------------

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS                                  $ (3,089,614)   $ (4,258,007)
                                              ============    ============

BASIC AND DILUTED LOSS PER
COMMON SHARE                                  $      (0.22)   $      (0.38)
                                              ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     14,081,263      11,304,347
                                              ============    ============


See accompanying notes to consolidated financial statements.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

                                  Preferred                         Preferred
                                   Stock                             Stock
                                  Series A                          Series B                             Common Stock
                                   Shares          Amount            Shares         Amount           Shares         Amount
Balances, January 1, 2003           2,002,750   $         201                   $          --       9,857,000   $         986

Issuance of preferred stock,
 net of costs                                                       2,444,444             244

Warrants issued with debt

Issuance of common stock                                                                              362,500              36

Conversion of warrants
 to common stock                                                                                    2,002,750             201

Stock issued for services                                                                             465,635              46

Conversion of stockholder
 loan to common stock                                                                                 603,333              60

Net loss

Balances, December 31, 2003         2,002,750             201       2,444,444             244      13,291,218           1,329

Issuance of common stock                                                                              157,059              16

Conversion of warrants
 to common stock                                                                                    2,000,000             200

Benificial conversion feature
 on debt treated as equity

Stock issued for services                                                                             639,072              64

Net loss

Balances, December 31, 2004         2,002,750   $         201       2,444,444   $         244      16,087,349   $       1,609
                                =============   =============   =============   =============   =============   =============

                                  Additional        Stock                             Total
                                   Paid-in       Subscription      Accumulated     Stockholders'
                                   Capital         Receivable       Deficit          Deficit
Balances, January 1, 2003       $   4,839,635   $      (3,000)   $  (7,798,882)   $  (2,961,060)

Issuance of preferred stock,
 net of costs                       1,897,649                                         1,897,893

Warrants issued with debt              95,000                                            95,000

Issuance of common stock              174,964                                           175,000

Conversion of warrants
 to common stock                                                                            201

Stock issued for services             161,579                                           161,625

Conversion of stockholder
 loan to common stock                 542,940                                           543,000

Net loss                                                            (4,258,007)      (4,258,007)

Balances, December 31, 2003         7,711,767          (3,000)     (12,056,889)      (4,346,348)

Issuance of common stock               49,984                                            50,000

Conversion of warrants
 to common stock                        1,800                                             2,000

Benificial conversion feature
 on debt treated as equity          2,350,000                                         2,350,000

Stock issued for services             161,377                                           161,441

Net loss                                                            (3,089,614)      (3,089,614)

Balances, December 31, 2004     $  10,274,928   $      (3,000)   $ (15,146,503)   $  (4,872,521)
                                =============   =============    =============    =============


See accompanying notes to consolidated financial statements.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================================================
Years ended December 31,                                                                 2004           2003
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                             $(3,089,614)   $(4,258,007)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Provision for returns and allowances                                                     1,445        489,205
  Depreciation and amortization                                                          515,387        222,678
  Amortization of convertible debt discount                                              539,581
  Interest expense for issuance of warrants                                                              95,000
  Stock issued for services                                                              161,441        161,625
Increase (decrease) in cash attributable to
 changes in operating assets and
 liabilities:
   Accounts receivable                                                                   281,545        116,458
   Inventories                                                                           127,042         56,667
   Prepaid expenses                                                                      (78,843)         8,265
   Other receivables                                                                      (3,804)
   Other assets                                                                            2,910
   Accounts payable                                                                      (62,144)      (170,337)
   Accrued expenses and other current liabilities                                       (409,378)     1,170,558
   Interest payable, stockholders                                                         64,875        214,786
   Deferred revenue                                                                      250,987        342,421
                                                                                     -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                                 (1,698,570)    (1,550,681)
                                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for purchase of property and equipment                                         (3,737)       (19,574)
  Payments for software development costs                                               (407,505)      (683,052)
  Payments of security deposits                                                          (47,132)

                                                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                                   (411,242)      (749,758)
                                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of preferred stock, net of financing costs                                   1,897,893
  Proceeds from issuance of common stock, net of financing costs                          52,000        175,201
  Proceeds from notes payable, stockholders                                              920,000        712,968
  Principal repayments of notes payable, stockholders                                    (21,775)      (209,000)
  Proceeds from notes payable, convertible debt                                        2,350,000
  Payments made for debt issuance cost relating to notes payable, convertible debt      (445,413)
  Payments made for loan acquisition cost relating to notes payable, stockholders        (82,095)
  Principal repayments of notes payable                                                 (625,000)      (268,333)
  Principal payments for obligations under capital leases                                (45,566)       (13,513)
                                                                                     -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              2,102,151      2,295,216
                                                                                     -----------    -----------

NET DECREASE IN CASH                                                                      (7,661)        (5,223)

CASH, BEGINNING OF PERIOD                                                                  8,161         13,384
                                                                                     -----------    -----------

CASH, END OF PERIOD                                                                  $       500    $     8,161
                                                                                     ===========    ===========


See accompanying notes to consolidated financial statements.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

================================================================================
YEARS ENDED DECEMBER 31,                                 2004            2003
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
 cash paid during the period for interest             $  262,554      $  202,349


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2004, the Company reclassed $430,000 of accrued expenses to payroll taxes payable, long term

During the year ended December 31, 2004, the Company recorded $2,350,000 of debt discount relating to the beneficial conversion feature of the note payable, convertible debt. The full amount was recorded as additional paid-in capital and conversely as a contra-liability against the note payable, convertible debt.

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

2.       GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $3,090,000 and has negative cash flows from operations of approximately $1,699,000 for the year ended December 31, 2004, and has a working capital deficit of approximately $4,197,000 and a stockholders' deficit of approximately $4,873,000 as of December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2005, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Software Development Costs

Capitalized software development costs, including significant product enhancements, incurred subsequent to establishing technological feasibility in the process of software development and production, are capitalized according to Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. The capitalized software is amortized over a three year period using the straight-line method

Fair Value of Financial Instruments

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

Retirement Plan

The Company has a retirement plan under Section 401(k) of the Internal Revenue Code ("the Plan"), which covers all eligible employees. The Plan provides for voluntary deduction of the employee's salary, subject to Internal Revenue Code limitations. The Company can make a matching contribution to the Plan, which is at the discretion of the Company and is determined annually. There were no matching contributions for the years ended December 31, 2004 and 2003.

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

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require more prominent disclosure about the effects on reported net loss of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by the Statement, the Company does not plan to adopt the fair value recognition provisions of SFAS No. 123 at this time. However, the Company has adopted the disclosure provisions of the Statement.

The Company accounts for its stock-based employee compensation plans under Accounting Principles Board Opinion (APB) No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of operations, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the date of grant (Note 10).

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company's net loss and net loss per common share would have been the following pro forma amounts for the years ended December 31, 2004 and 2003.

                                               2004              2003
NET LOSS APPLICABLE TO COMMON
SHAREHOLDERS, as reported                  $ (3,089,614)     $ (4,258,007)

DEDUCT
Total stock-based compensation
 expense determined under fair
 value method for all awards, net
 of related tax effect                           47,793            55,857
                                       -----------------------------------

PRO FORMA                                  $ (3,137,407)     $ (4,313,864)
                                       ===================================

BASIC AND DILUTED EPS
As reported                                     $ (0.22)          $ (0.38)
Pro forma                                       $ (0.22)          $ (0.38)


The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of approximately 15%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.23% and 4.27% for the years ended December 31, 2004 and 2003, respectively.

Stock Issued for Services

Fair Value for determining stock issued for services is done in accordance with Emerging Issues Task Force (EITF) 96-18. The Company issued stock for services to Mirador Consulting Group and Capital Growth, which are engaged in public and investor relations, WJM Associates and Judith Firth for recruiting services, Michael Carey for insurance brokerage services and Stanford Venture Capital Holdings for consulting services. Fair Value was determined using the stock price the day that the commitment was reached as referred to in EITF 96-18. There were no potential future variability of the value since all terms were known at the date of the commitment.

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

 All sales agreements with clients do not require significant production, modification, or customization of software, additionally all the functionality of the product is made available upon delivery, therefore the Company recognizes revenue in accordance with Paragraph 8 of Statement of Position
 (SOP) 97-2 when:

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

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Common Share

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted loss per share. Basic loss per share exclude dilutions and are computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of the outstanding options and warrants are anti-dilutive, they have been excluded from the Company's computation of loss per common share.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-based Compensation (Revised)." SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant-date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard will have an impact on operating results due to the Company's use of options as employee incentives. This pronouncement becomes effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4". SFAS No. 151 has been issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), which requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management of the Company does not believe the effects of SFAS No. 151 have a material effect on the consolidated financial statements, as the Company has not incurred any inventory costs that meet the definition of "so abnormal." This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consists of the following:

    Computer equipment                                   $  191,460
    Computer software                                        18,502
    Furniture and fixtures                                   21,717
    Computer equipment recorded under capital leases        113,491
    Leasehold improvements                                    7,982
                                                         ----------
                                                            353,152
    Less accumulated depreciation
    and amortization, including $28,709
    relating to computer equipment recorded
    under capital leases                                   (273,967)
                                                         ----------
                                                         $   79,185
                                                         ==========


5.       SOFTWARE DEVELOPMENT COSTS

Software development costs consist of the following at December 31, 2004:

Carrying amount                         $ 1,313,782
Less accumulated amortization               445,996
                                        -----------
                                        $   867,786
                                        ===========

For the years ended December 31, 2004 and 2003, amortization of capitalized software development costs charged to operations was $310,672 and $135,324, respectively.

Estimated amortization expense for the three years subsequent to December 31, 2004 is approximately as follows:

YEARS ENDING DECEMBER 31,
        2005                            $   438,000
        2006                                317,000
        2007                                113,000

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

6.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31, 2004:

Payroll taxes (federal, state and local),
 including penalties and interest                           $  559,217
Commissions                                                    127,391
Compensation                                                   150,988
Sales tax                                                       95,742
Accrued officer's compensation                                 171,774
Other                                                           67,785
                                                            ----------
                                                            $1,172,897
                                                            ==========

7.       NOTES PAYABLE, STOCKHOLDERS

At December 31, 2004, notes payable, stockholders consists of the following:

Note payable, stockholder bearig interest at 8%
 per annum and due on March 17, 2007                        $  875,000

Note payable, stockholder bearing interest at 12.5%
 per annum, are currently due on demand and are
 collateralized by the assets of the Company.  Up
 to $375,404 can be borrowed by the Company                    375,403

Note payable, stockholder bearing interest at 12.5%
 per annum, are currently due on demand and are
 collateralized by the assets of the Company.  Up
 to $355,128 can be borrowed by the Company                    355,127

Note payable, stockholder bearing interest at 12.5%
 is subordinated to the note payable of $1,500,000
 (Note 8) and is due after the terms of that note in 2006
 (except for $55,000 which is current).                        309,600

Note payable, stockholder bearing interest at 8%
 per annum and due on June 30, 2004.  Up to
 $300,000 can be borrowed by the Company. (Note 12)            300,000

Note payable, stockholder bearing interest at 8%
 per annum and due on June 30, 2004.  Up to
 $100,000 can be borrowed by the Company. (Note 12)             60,000
                                                            ----------
                                                             2,275,130
Less current portion                                         1,145,530
                                                            ----------
                                                            $1,129,600
                                                            ==========


Estimated principal payments for the years ending December 31, 2005, 2006 and 2007 are approximately $1,145,500, $255,000 and $875,000, respectively.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

8.       NOTE PAYABLE

At June 30, 2002, the Company converted its outstanding line of credit into a note payable of $1,500,000. The note bears interest at a variable rate equal to the prime rate (5.25% at December 31, 2004), and is due in variable monthly installments plus interest to PNC (formerly known as "United Trust Bank"), commencing in February 2003 through January 1, 2006. The principal payments are due monthly in the following amounts; $15,000 a month plus accrued interest from January 15, 2004 through December 15, 2004, $20,000 a month plus accrued interest from January 15, 2005 through December 15, 2005, and a balloon payment for the balance due on all outstanding principal and accrued interest on January 1, 2006. The note is collateralized by substantially all the assets of the Company and is guaranteed by the majority stockholder of the Company. The note payable, stockholder, of $254,600 is subordinated to this note. Interest expense on the note payable for the year ended December 31, 2004 was approximately $87,000. As of December 31, 2004 this note payable was in default of its covenants and as a result, is classified as current. The note payable balance at December 31, 2004 is $606,667.
(Note 13)

9.       STOCK SUBSCRIPTION RECEIVABLE

The stock subscription receivable represents 1,312,500 shares of the Company's common stock due from two key employees and one stockholder.

10.      STOCK OPTION PLANS

The Company has adopted three stock option plans ("Plans") providing for incentive stock options ("ISOs") and non-qualified stock options ("NQSOs"). The Company has reserved 2,358,541 shares of common stock for issuance upon the exercise of stock options granted under the Plans. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company's common stock at the date of the grant. The exercise price of an ISO granted to an employee owning greater than 10% of the Company's common stock will not be less than 110% of the fair market value of the Company's common stock at the date of the grant. The Plans further provide that the maximum period in which stock options may be exercised will be determined by the board of directors, except that they may not be exercisable after ten years from the date of grant. All of the stock option plans vest over a three year period with each year earning 1/3 of total options granted as long as the employee is in employment with the Company upon the anniversary date.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10.      STOCK OPTION PLANS (CONTINUED)

The status of the Company's restated stock options per the Plans are summarized below:

                                                        RESTATED              WEIGHTED
                                     PLAN               PER SHARE              AVERAGE
                                    OPTIONS          EXERCISE PRICE        EXERCISE PRICE
Outstanding at
January 1, 2003                       1,364,847        $0.10-$2.25              $0.50
Granted in the year ended
 December 31, 2003                    1,426,600        $0.45-$0.88              $0.59
Terminated in the year ended
 December 31, 2003                     (882,138)       $0.10-$2.25              $0.82
                                   ------------
OUTSTANDING AT
December 31, 2003                     1,909,309        $0.10-$2.25              $0.86
Granted in the year ended
 December 31, 2004                      113,000        $0.11-$0.85              $0.26
Terminated in the year ended
 December 31, 2004                     (796,901)       $0.15-$2.00              $0.72
                                   ------------
OUTSTANDING AT
December 31, 2004                     1,225,408        $0.10-$2.25              $0.85
                                   ============

The exercise price ranges for options outstanding and exercisable at December 31, 2004 were:

                                                                                     WEIGHTED
                           NUMBER OF SHARES    NUMBER OF SHARES      WEIGHTED         AVERAGE
      Exercise            OUTSTANDING AS OF     EXERCISABLE AT        AVERAGE        REMAINING
       Price                 DECEMBER 31,        DECEMBER 31,        EXERCISE       CONTRACTUAL
       Range                     2004                2004              PRICE           LIFE
--------------------    -----------------------------------------------------------------------
 $.10 through $.50             400,878              361,703            $0.29          8 Years
 $.51 through $1.00            800,263              159,235            $0.65          9 Years
$1.01 through $1.50             16,850              16,850             $1.50          9 Years
$1.51 through $2.25             7,417                6,416             $1.60          9 Years
                        ------------------------------------
                              1,225,408             544,204
                        ====================================

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11.      INCOME TAXES

Until May 15, 2002, the Company operated as an "S" corporation and, as a result, the earnings and losses were included in the personal income tax returns of the respective stockholders. From May 16, 2002 through December 31, 2002, the Company operated as a "C" corporation and had net operating losses of approximately $3,273,000. At December 31, 2004, the Company had net operating losses of approximately $10,620,000 that will expire between 2009 and 2024.

The components of the Company's deferred tax asset at December 31, 2004 is approximately as follows: The components of the Company's income tax benefit consists of the following:

Net operating loss carryforwards                 $ 4,286,000
Allowance for doubtful accounts                       89,000
Interest payable, stockholder                        192,000
Accrued compensation                                 173,000
Deferred maintenance fees                            241,000
                                                -------------
                                                   4,981,000
Less valuation allowance                          (4,981,000)
                                                -------------
Net deferred income tax asset                    $        --
                                                =============


The components of the Company's income tax benefit consists of the following:

                                         2004                  2003
DEFERRED
Federal                               $ 1,132,000          $ 1,738,000
State                                     197,000              302,000
                                    --------------        -------------
                                        1,329,000            2,040,000
Change in valuation allowance          (1,329,000)          (2,040,000)
                                    --------------        -------------
                                      $        --          $        --
                                    ==============        =============

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                            2004         2003

Federal statutory rate                                          34%          34%
State income taxes, net of federal effect                        7            7
S-Corporation earnings passes to shareholders and other
Change in valuation allowance and other                        (41)         (41)
                                                          --------     --------

Effective income tax rate                                        0%           0%
                                                          ========     ========

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

12.      COMMITMENTS AND CONTINGENCIES

Securities Purchase Agreements

The Company and certain stockholders of the Company (together the "Parties"), entered into a Securities Purchase Agreement (the "Series A Purchase Agreement") dated and executed on May 15, 2002, with Stanford Venture Capital Holdings, Inc. ("Stanford"). Pursuant to the Series A Purchase Agreement, the Parties agreed to issue to Stanford a total of 2,002,750 shares of the Company's Series A $1.50 Convertible Preferred Stock ("Series A $1.50 Preferred Stock"), plus five-year warrants purchasing 2,002,750 shares of the Company's common stock at an exercise price of $1.50 for the first 1,001,375 shares and $2.25 for the remaining shares. The value of the warrants was treated as a dividend for approximately $295,000 (computed using the Black-Scholes model with the following assumptions: expected volatility of 0%, expected dividend yield rate of 0%, expected life of 5 years, and a risk-free interest rate of 4.03% for December 31, 2002) on May 15, 2002, the date of issuance. Pursuant to the Series A Purchase Agreement, the issuance of the Series A Preferred Stock and Warrants took place on four separate closing dates beginning on May 16, 2002 and closing on July 19, 2002.

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

In accordance with SFAS No. 129 Paragraph 4, the Company is providing the following summary of the pertinent rights and privileges of these outstanding securities:

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

Notes Payable, Convertible Debt

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

The Investors purchased $2,350,000 in Notes, and received Warrants to purchase an aggregate of 2,350,000 shares of the companies stock, in three different traunches dated June 18, 2004 for $1,500,000, July 21, 2004 for $500,000 and
October 22, 2004 for $350,000.

The Notes bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at the lower of
(i) $0.70 or (ii) 25% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. The Company may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $0.57 per share. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

12.      COMMITMENTS AND CONTINGENCIES (CONTINUED)


The Note Payable, Convertible Debt is recorded at $2,350,000 and the Note payable, convertible debt, debt discount of $1,810,000 are reported in accordance with Emerging Issues Task Force "EITF" 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instrument s". The Debt Discount is reported at 100% of the net proceeds of the Convertible Debt Financing in accordance with paragraph 6 of EITF 98-5 that specifies that the beneficial conversion expense may not exceed the net proceeds. Additionally, the debt discount is net of amortization charged to interest expense of approximately $540,000 recorded for the year ended December 31, 2004.

The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.57 per share. In addition, the exercise price of the Warrants is adjusted in the event the Company issues common stock at a price below market. Since the Company does not intend to issue common stock at below market price the warrants were valued at $NIL using the Black-Scholes option pricing model including the following assumptions: exercise price of $0.57, expected volatility of approximately 15%, expected dividend yield rate of 0%, expected life of 5 years, and a risk free interest rate of 4.23% for December 31, 2004.

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

On April 30, 2004, the Company entered into an installment agreement with the IRS to pay withholding taxes due in the amount of approximately $1,233,000, which include interest and penalties. Under the terms of this agreement, the Company will pay $35,000 each month, Commencing June 28, 2004, until the total balance is paid in full. If the Company is unable to fulfill this agreement, the IRS could take possession of the Company's assets. As of December 31, 2004, the Company has made all required payments to the IRS. The outstanding balance of approximately $745,000 is currently recorded in Payroll taxes payable, long term for $430,000 and in accrued expenses and other current liabilities for approximately $315,000.

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

12.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases

The Company rents facilities under leases in New Jersey, Virginia and California. The Company is obligated under these leases through January 2008. In addition to the base rent, one lease provides for the Company to pay a proportionate share of operating costs and other expenses. Future aggregate minimum annual rent payments under these leases are approximately as follows:

YEAR ENDING DECEMBER 31,
        2005                    $  115,000
        2006                        90,000
        2007                        81,000
        2008                        14,000
                                ----------
                                $  300,000
                                ==========


Rent expense was approximately $107,000 and $87,000 for the years ended December 31, 2004 and 2003, respectively.

Obligations Under Capital Leases

At December 31, 2004, the Company has computer equipment recorded under capital leases expiring at various dates through 2006. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are depreciated over their estimated useful lives.

As of December 31, 2004, minimum future lease payments are approximately as follows:

YEARS ENDING DECEMBER 31,
   2005                                       $   38,000
   2006                                           10,000
                                              ----------

Total minimum lease payments                      48,000
Less amounts representing interest                13,410
                                              ----------

Present value of net minimum lease payments       34,590
Less current portion                              25,807
                                              ----------

Long-term portion                             $    8,783
                                              ==========

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13.      SUBSEQUENT EVENTS

Callable Secured Convertible Notes

On March, 18 2005, the Investors purchased $650,000 in Notes and received Warrants to purchase 650,000 shares of our common stock, completing the sale of
(i) $3,000,000 in callable secured convertible notes (the "Notes") and (ii) stock purchase warrants (the "Warrants") to buy 3,000,0000 shares of our common stock that was agreed upon on June 18, 2004.

The agreement entered into on June 18, 2004 was amended on March 4, 2005, changing the conversion price of the convertible notes to the lower of (i) $0.70 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. The original agreement had the conversion price as the lower of
(i) $0.70 or (ii) 50% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date.

New Callable Secured Convertible Notes Issuance

On March 31, 2005, in order to obtain funding for its ongoing operations, the Company entered into a new Securities Purchase Agreement (the "New Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors") for the sale of (i) $650,00 in callable convertible secured notes (the "Notes") and (ii) stock purchase warrants to buy 650,000 shares of the Company's common stock (the "Warrants"). On March 31, 2005 the Investors purchased $350,000 in Notes, and received Warrants to purchase an aggregate of 350,000 shares of the companies stock. The remaining $300,000 of convertible secured notes will be purchased within five business days of the effectiveness of the registration statement.

The Notes bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at the lower of
(i) $0.70 or (ii) 25% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. The Company may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $0.03 per share, the market price at the time of the closing. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's common stock.

PNC Bank Note Payoff

On March 31, 2005, the Company paid off and satisfied the note due to PNC bank in the principal amount of $606,667. All accrued interest in the amount of $16,830 was all paid off.