Form 10QSB
period 2005-03-31
STRONGHOLD TECHNOLOGIES INC
filed 2005-05-20
CIK 1133598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended
          March 31, 2005.

                                            OR

    |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT for the transition period from _______ to _______.

                        Commission file number: 333-54822

                          STRONGHOLD TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                       22-3762832
-------------------------------               ----------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X| No|_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 19, 2005, 17,287,349 shares of the Registrant's common stock, (par value, $0.0001), were outstanding.

Transitional Small Business Disclosure Format: (Check One): Yes |_|  No |X|

                                                 TABLE OF CONTENTS

                                                                            Page

PART I - Financial Information

Item 1.  Financial Statements................................................2

         Condensed Consolidated Balance Sheet
         as of March 31, 2005(unaudited).....................................2

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 30, 2005 and 2004
          (unaudited)........................................................3

         Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 2005 and 2004
          (unaudited)........................................................4

         Notes to Condensed Consolidated Financial Statements................5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................11

Item 6.  Exhibits and Reports on Form 8-K...................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  Stronghold Technologies, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheet

March 31,                                                               2005
--------------------------------------------------------------------------------
ASSETS
Current assets
  Cash                                                            $        500
  Accounts receivable, less allowance for returns and                   38,124
  doubtful accounts of $219,891
  Inventories                                                           53,231
  Prepaid expenses                                                      33,592
                                                                  ------------
      Total current assets                                             125,447
                                                                  ------------
Property and equipment, net                                             57,345
                                                                  ------------
Other assets
  Software development costs, net of amortization                      823,795
  Deferred charge, convertible debt loan acquisition costs,
   net of amortization                                                 384,462
  Other                                                                127,195
                                                                  ------------
      Total other assets                                             1,335,452
                                                                  ------------
                                                                  $  1,518,244
                                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                                $    501,638
  Accrued expenses and other current liabilities                     1,337,471
  Interest payable, stockholders                                       438,155
  Notes payable, stockholders, current portion                       1,195,531
  Deferred revenue                                                     596,953
  Obligations under capitalized leases, current portion                 18,053
                                                                  ------------
      Total current liabilities                                      4,087,801
                                                                  ------------
Long-term liabilities
  Notes payable, stockholders, less current portion                  1,129,600
  Note payable, convertible debt of $3,350,000 net of debt
  discount of $3,350,000 and debt discount
   amortization of $842,209                                            842,209
    Obligations under capitalized leases, less current portion           4,654
  Payroll taxes payable, long term                                     325,000
                                                                  ------------
     Total long-term liabilities                                     2,301,463
                                                                  ------------
Commitments and contingencies
Stockholders' deficit
  Preferred stock,  Series A,  $.0001 par value;  authorized
     5,000,000 shares, 2,002,750 issued and outstanding
      (aggregate liquidation preference of $3,004,125)                     201
  Preferred stock, Series B, $.0001 par value;
      authorized 2,444,444 shares, 2,444,444 issued and
        outstanding (aggregate liquidation
         preference $2,200,000)                                            244
  Common stock, $.0001 par value, authorized 50,000,000
    shares, 17,287,349 issued and outstanding                            1,729
  Additional paid-in capital                                        11,349,219
  Stock subscription receivable                                         (3,000)
  Accumulated deficit                                              (16,219,413)
                                                                  ------------
      Total stockholders' deficit                                   (4,871,020)
                                                                  ------------
                                                                  $  1,518,244
                                                                  ============

      See accompanying notes to condensed consolidated financial statements

                  Stronghold Technologies, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations

Three Months Ended March 31,
--------------------------------------------------------------------------------
                                                2005               2004

Net sales                                  $    261,652       $    643,678

Cost of sales                                   118,179            236,508
                                           ------------       ------------
Gross profit                                    143,473            407,170

Selling, general and
  administration                                800,285            964,002
                                           ------------       ------------
Loss from operations                           (656,812)          (556,832)

Interest expense                                416,098             26,897
                                           ------------       ------------
Net loss applicable to common
  stockholders                             $ (1,072,910)      $   (583,728)
                                           ============       ============

Basic and diluted loss per
  common share                             $      (0.07)      $      (0.04)
                                           ============       ============
Weighted average number of
 common shares outstanding                   16,394,016         13,341,930
                                           ============       ============

      See accompanying notes to condensed consolidated financial statements

                  Stronghold Technologies, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31,                                           2005            2004
------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net loss                                                           $(1,072,910)    $  (583,728)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Provision for returns and allowances                                      --          14,000
   Depreciation and amortization                                        186,897          96,948
   Amortization of convertible debt discount                            302,628
 Increase  (decrease) in cash  attributable  to
  changes in operating  assets and liabilities:
   Accounts receivable                                                  265,674        (130,247)
   Inventories                                                           (8,527)         52,721
   Prepaid expenses                                                      56,892         (19,686)
   Other receivables                                                         --
   Other assets                                                           4,362         (78,231)
   Accounts payable                                                    (117,540)         15,978
   Accrued expenses and other current liabilities                        59,574         (96,573)
   Interest payable, stockholders                                        39,787          12,095
   Deferred revenue                                                       3,545          36,824
                                                                    -----------     -----------
Net cash used in operating activities                                  (279,618)       (679,899)
                                                                    -----------     -----------
Cash flows from investing activities
 Payments for purchase of property and equipment                             --          (1,991)
 Payments for software development costs                                (65,455)       (134,326)
 Payments of security deposits                                             (800)
                                                                    -----------     -----------
Net cash used in investing activities                                   (66,255)       (136,317)
                                                                    -----------     -----------
Cash flows from financing activities
 Proceeds from issuance of common stock, net of financing costs                          42,052
 Proceeds from notes payable, stockholders                               50,000         895,000
 Principal repayments of notes payable, stockholders                         --         (20,000)
 Proceeds from notes payable, convertible debt                        1,000,000              --
 Payments made for debt issuance cost relating to notes payable,
convertible debt                                                        (85,577)             --
 Principal repayments of notes payable                                 (606,667)        (45,000)
 Principal payments for obligations under capital leases                (11,883)        (11,042)
                                                                    -----------     -----------
Net cash provided by financing activities                               345,873         861,010
                                                                    -----------     -----------
Net increase in cash                                                         (0)         44,794
Cash, beginning of period                                                   500           8,161
                                                                    -----------     -----------
Cash, end of period                                                 $       500     $    52,955
                                                                    ===========     ===========
Supplemental disclosure of cash flow information,
cash paid during the period for interest                            $    78,846     $    14,801
                                                                    ===========     ===========

     See accompanying notes to condensed consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 2004.

1. INVENTORIES

      Inventories, which are comprised of hardware for resale, are stated at cost, on an average cost basis, which does not exceed market value.

2. LOSS PER COMMON SHARE

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

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company's net loss and net loss per common share would have been the following pro forma amounts for the three-month periods ended March 31, 2005 and 2004.

------------------------------------------------------------------------------
                                                       Three months ended
                                                           March 31,
------------------------------------------------------------------------------
                                                      2005             2004
------------------------------------------------------------------------------
Net loss applicable to common
  stockholders, as reported                        (1,072,910)      $ (583,728)
------------------------------------------------------------------------------

Deduct
------------------------------------------------------------------------------
Total stock-based compensation expense
     determined under fair value method for
     all awards, net of related tax effect              3,162           12,819
------------------------------------------------------------------------------

Pro Forma                                          (1,076,072)      $  (12,819)
------------------------------------------------------------------------------

Basic and diluted EPS
------------------------------------------------------------------------------
  As reported                                      $    (0.07)      $    (0.04)
------------------------------------------------------------------------------
  Pro forma                                        $    (0.07)      $    (0.04)
------------------------------------------------------------------------------
March 31, 2005 and 2004
------------------------------------------------------------------------------

      The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of approximately 15%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.50 and 4.13% for March 31, 2005 and 2004, respectively.

5. GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of $1,072,910 and has negative cash flows from operations of $279,618 for the three months ended March 31, 2005, and has a working capital deficit of $3,962,354 and a stockholders' deficit of $4,871,020 as of March 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2005, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at March 31, 2005

                 Sales tax                     $  100,518
                 Payroll taxes                    480,965
                 Compensation                     350,420
                 Commissions                      137,479
                 Other accrued expenses           268,089
                                               ----------
                 Total                         $1,337,471
                                               ----------

   Payroll Tax Payment  Agreement with IRS

      On April 30, 2004, the Company entered into an installment agreement with the United States Internal Revenue Service ("IRS") to pay overdue payroll taxes and penalties of totaling $1,233,101 under the terms of which the Company will pay a minimum of $35,000 each month, commencing June 28, 2004, until it has paid the withholding taxes due in full, to be completed in thirty-six month period by April 30, 2007. If the Company is unable to fulfill this agreement, the IRS could take possession of the Company's assets. As of March 31, 2005, the company has made all required payments to the IRS. The Company has recorded the portion of the payroll taxes of $325,000 to be paid in the remaining monthly periods of 23 through 36 within the agreed upon payment plan in the long term liabilities section under the heading "Payroll taxes payable-long term" section of the balance sheet.

7. NOTES PAYABLE, STOCKHOLDERS

      On March 15, 2004, the Company entered into a note payable with its preferred stockholders Stanford Venture Capital Holdings, Inc. for approximately $875,000. The note bears interest at 8% per annum and is due on March 15, 2007. The balance of this note is located in the long-term portion of notes payable, stockholders.

            The Company also has notes payable to its Chief Executive Officer Christopher J. Carey that are described in detail in the financings section below under the header Loans from Christopher J. Carey, an Executive Officer, Director and Shareholder of the Company

The following table provides a reconciliation of these loans to the current and long term sections of the balance sheet as well notes regarding the extension of the loans from Mr. Carey:

----------------------------------------------------------------------------------------------------------------------------------
                           Balance at March 31, 2005
----------------------------------------------------------------------------------------------------------------------------------
                                                                               Original
                                                                               Term/Due       Extended
                                             Current   Long Term    Total        Date           To
----------------------------------------------------------------------------------------------------------------------------------
Stockholder - Christopher J. Carey
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         $20,000 principal
                                                                                                         payment Dec 2004
                                                                                 3 mos                   $20,000 principal
   Stockholder Bridge Loan                    60,000                 60,000    due 9/18/03    11/1/05    payment in June 2003
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 3 mos
   Stockholder Bridge Loan                   300,000                300,000    due 9/18/03    11/1/05
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Principal balance
                                                                                                         reduced by $543,000
                                                                                                         debt to equity
                                                                                                         conversion and
                                                                                 18 mos       12/1/05    reallocation of
   Stockholder Loan                          105,000     254,600    359,600    due 12/31/03              accrued compensation
                                                                                                         and travel and
                                                                                                         entertainement originally
                                                                                                         included in loan.
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 12 mos
   Christopher J. Carey - AC Trust Fund      375,403                375,403    due 9/30/03    11/1/05
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 12 mos
   Christopher J. Carey - CC Trust Fund      355,127                355,127    due 9/30/03    11/1/05
----------------------------------------------------------------------------------------------------------------------------------
Total-Stockholder - Christopher J, Carey   1,195,530     254,600  1,450,130
----------------------------------------------------------------------------------------------------------------------------------
Stanford                                                 875,000    875,000      3 yrs
                                                                               due 3/2007
----------------------------------------------------------------------------------------------------------------------------------
   Totals                                  1,195,530   1,129,600  2,325,130
----------------------------------------------------------------------------------------------------------------------------------


8. COMMITMENTS AND CONTINGENCIES

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

      On June 18, 2004, the Investors purchased $1,500,000 in AJW Notes and received Warrants to purchase 1,500,000 shares of the Company's common stock. On July, 28, 2004 the Investors purchased $500,000 in AJW Notes and received Warrants to purchase 500,000 shares of common stock. On October 22, 2004 the Investors purchased $350,000 in AJW Notes and received Warrants to purchase
350,000 shares of common stock. On March 18, 2005 the Investors purchased $650,000 in AJW Notes and received Warrants to purchase 650,000 shares of common stock.

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

      The AJW Note payable, convertible debt, is recorded at $3,000,000 net of debt discount of $3,000,000 and amortization of $842,209, of which such amortization has been charged to interest expense. This Note payable, Convertible Debt is reported in accordance with Emerging Issues Task Force "EITF" 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" paragraph 19. The Debt Discount is reported at 100% of the net proceeds of the Convertible Debt Financing in accordance with EITF 98-5 that specifies that the beneficial conversion expense may not exceed the net proceeds. Additionally, the interest expense and debt discount and corresponding amortization are recorded in accordance EITF 00-27 paragraph 19 that states that convertible instruments that have a stated redemption date require a discount resulting from recording a beneficial conversion option to be accreted from the date of issuance to the stated redemption date of the convertible instrument, regardless of when the earliest conversion date occurs.

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

New Callable Secured Convertible Notes Issuance

On March 31, 2005, in order to obtain funding for its ongoing operations, the Company entered into a new Securities Purchase Agreement (the "New Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors") for the sale of (i) $650,000 in callable convertible secured notes (the "Notes") and (ii) stock purchase warrants to buy 650,000 shares of the Company's common stock (the "Warrants"). On March 31, 2005 the Investors purchased $350,000 in Notes, and received Warrants to purchase an aggregate of 350,000 shares of the Company's stock. On May 4, 2005, the Investors purchased $300,000 in Notes and received Warrants to purchase 300,000 shares of our common stock.

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

                                             Three months      Nine months
                                           ended September   ended September
                                               30, 2004          30, 2004

                Net Loss                     ($10,904.00)      ($47,258.00)
Basic and diluted loss per common share      ($    0.001)      ($    0.003)

9. SUBSEQUENT EVENTS

New Callable Secured Convertible Notes Issuance

On May 4, 2005, the Investors purchased $300,000 in Notes and received Warrants to purchase 300,000 shares of our common stock, completing the sale of (i) $650,000 in callable secured convertible notes (the "Notes") and (ii) stock purchase warrants (the "Warrants") to buy 650,000 shares of our common stock that was agreed upon on March 31, 2005.

New Stockholder Loans

Subsequent to the balance sheet, on May 4, 2005 Christopher Carey committed an additional loan to the company of $100,000, of which the terms are 8%, interest only, with principal due in 12 months.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

      In the event that our distribution efforts through third party sellers do not increase our revenue to where we attain cash flow self sufficiency, then we would have to raise additional capital in order to maintain operations. In the event we did not raise such additional capital if needed, these conditions would raise substantial doubt about the Company's ability to continue as a going concern. Additionally, should there be a significant slow down in the purchase of automobile vehicles in the USA domestic market; this could cause dealers to slow down there buying decision of new technology which would negatively impact our results of operations.

Our Revenues

      Stronghold's revenues are primarily received from system installation, software licenses and system maintenance. The approximate average selling package price of the system and installation is $60,000. Additional revenues are derived from monthly system maintenance agreements that have a monthly fee of $850 per month and a total contract value of $30,600. The revenues derived from these categories are summarized below:

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

      Bad  debt  expenses  are  also  included   under   Selling,   General  and
Administrative Expenses. The policy for recognition of bad debt expenses established for the year end December 31, 2003 is still in effect. This policy has been established utilizing the amount of future returns estimated based on historical calculations, technology obsolescence and return period. We have set the policy for reserves for doubtful accounts at 20% of our accounts receivables to account for estimated rights of returns and uncollectible accounts. This is based on a historical return rate of 18% for 2003 and 16% in 2004. In the first full operating year of 2002 the return rate was 25%. The estimate for total returns in the life of our company as of March 31, 2005 is 22 returns on 118 sales for a return rate of 18.64% for the life of operations. In recognizing revenue, we consider the following factors:

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

THREE MONTHS ENDED MARCH 31, 2005 AND THREE MONTHS ENDED MARCH 31, 2004.

      Revenue

      For the quarter ended March 31, 2005, we had revenue of $261,652 compared with revenue of $643,678 for the quarter ended March 31, 2004. Revenue is generated from software license and system installation, maintenance support and service revenues. Revenues for the three months ended March 31, 2005 are broken down as follows:

                                           Three Months      Three Months
                                          Ended March 31,   Ended March 31,
                                              2005               2004          $ Change         % Change
                                          ---------------   ---------------  ---------------  ---------------
Software License & System Installation      $  85,653        $ 530,082          $(444,429)       -83.84%
Support Maintenance                           162,794          108,509             54,285          50.03%
Services                                       13,206            5,087              8,119         159.60%
Total Revenue                               $ 261,652        $ 643,678          $(382,025)       -59.35%

      This decrease in revenue of $382,025 or 59.35% is primarily attributed to the following:

      o the steps we made to address our limited funding that included reductions of our sales, marketing and client consultant staffs that resulted in less installations

      o concerns from the market regarding the viability of the company's ability to continue as a going concern, particularly with respect to the pending foreclosure suit with PNC Bank, which was finally paid off and satisfied on March 31, 2005.

Although we cannot provide guarantees, we do believe that our revenues will stabilize and achieve prior period revenue levels. Additionally, we may increase revenues in the future as we further develop our third party distributors and as the market learns that the potential for a bank foreclosure has been removed. We do not expect that we will incur additional expenses such as training and the development of training manuals associated with the implementation of our third party distributor sales strategy.

      Cost of Sales

      Cost of sales on a percentage basis increased 45.17% of revenue for the three months ended March 31, 2005 as compared to 36.74% of revenue for the three months ended March 31, 2004 for a net increase of 8.42%. The table below shows the Cost of Sales and percentage by category and the comparison in dollars and percentage for the three months ended March 31, 2005 and three months ended March 31, 2004. The increase in Cost of Sales as a percentage of revenue of 8.42% is primarily attributed to a corresponding percentage increase in Labor as a result of fewer installations in the period. We expect that our cost of sales as a percentage of revenue will increase in the future as we utilize additional third party distributors to increase the sales volume, however expect the total gross profit dollars to increase as the revenue volume stabilizes and then increases.

-----------------------------------------------------------------------------------------------------------
                                      Q1 2005        Q1 2004        Q1 2005       Q1 2004
-----------------------------------------------------------------------------------------------------------
Cost of Sales                         Dollars        Dollars     % of Revenue  % of Revenue    %  Change
                                      -------        -------     ------------  ------------    ------------
-----------------------------------------------------------------------------------------------------------
Hardware Components                   $ 27,346       $ 87,559          10.45%         13.60%        -3.15%
-----------------------------------------------------------------------------------------------------------
Client Software & Licensing             13,010         25,313           4.97%          3.93%          1.04%
-----------------------------------------------------------------------------------------------------------
Distribution Fees                          422             --           0.16%            --           0.16%
-----------------------------------------------------------------------------------------------------------
Subcontractors                           3,154          7,594           1.21%          1.18%          0.03%
-----------------------------------------------------------------------------------------------------------
Misc Installation Costs                    770          1,488           0.29%          0.23%          0.06%
-----------------------------------------------------------------------------------------------------------
Installations/Travel                    18,288         51,102           6.99%          7.94%        -0.95%
-----------------------------------------------------------------------------------------------------------
Repairs                                     80          9,611           0.03%          1.49%        -1.46%
-----------------------------------------------------------------------------------------------------------
Shipping                                 9,366         53,342           3.58%          8.29%        -4.71%
-----------------------------------------------------------------------------------------------------------
Labor                                   45,743            500          17.48%          0.08%         17.40%
-----------------------------------------------------------------------------------------------------------
Total Cost of Sales                   $118,179       $236,508
-----------------------------------------------------------------------------------------------------------
Total Cost of Sales % of Revenue         45.17%         36.74%                                        8.42%
-----------------------------------------------------------------------------------------------------------

      Gross Profits

      We generated $143,473 in gross profits from sales for the quarter ended March 31, 2005, which was a decrease of $263,697 from the quarter ended March 31, 2004, when we generated $407,170 in gross profits. Our gross profit margin percentage decreased by 8.42% from 63.26% in the quarter ended March 31, 2004 to 54.83% in the quarter ended March 31, 2005. The decrease in gross profit is primarily attributable to the reduction in installations for the period and excess labor capacity.

      Selling, General and Administrative Expenses

      Total Selling, General and Administrative expenses in the quarter ended March 31, 2005 were $800,285, a decrease of 16.98% or $163,717 from the quarter ended March 31, 2004 of $964,002. The reduction in expense is primarily attributable to the reduction of staff from 29 in March 31, 2004 to 17 in the quarter ended March 31, 2005. The significant reduction in staffing resulted in a reduction of payroll expenses of $210,586 which was the largest portion of the $163,717 reduction offset by an increase in amortization of $89,949 attributed to the Deferred Charge amortization associated with the loan acquisitions costs of the convertible debt instrument. Other significant expense reductions within selling, general and administrative expenses for the quarter ended March 31, 2005 and March 31, 2004 included the following:

      o     Telephone expense of $19,065 and

      o     Travel and automobile expenses reductions of $31,208

      Our interest and penalty expense increased from $26,897 in the quarter ended March 31, 2004 to $416,098 in the quarter ended March 31, 2005. This increase of $389,202 is primarily due a new non-cash category of interest expense resulting from the Beneficial Conversion Expense attributed to the AJW Convertible Notes. This new non-cash category expense is attributed to the Company's adherence to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instrument". The Company recorded $302,628 of Beneficial Conversion Expense in the first quarter of 2005 as compared to the first quarter of 2004 when there was no beneficial conversion expense. Additionally, the company also incurred additional interest charges of $71,815 attributable to the new convertible debt of $3,350,000 and an additional $12,274 for the additional debt financing of $875,000 provided by Stanford.

      Operating Loss

      The Company's operating losses increased by $99,980 in comparing the quarter ended March 31, 2005 to the quarter ended March 31, 2004, which were $656,812 and $556,832 respectively. This increase in losses is primarily attributed to the significant reduction in revenue of $382,026 for the comparative periods.

      Net Loss

      We had a net loss of $1,072,910 for the quarter ended March 31, 2005 compared to $583,728 for the quarter ended March 31, 2004, an increase in net losses of $489,182. This increase of net losses of 83.8% is primarily attributable to the $389,000 increase in interest expense and reduction of revenue of $382,026 for the comparative periods.

      Our loss per share increased to $.07 loss per share with a weighted average of 16,394,016 shares outstanding in the quarter ended March 31, 2005 as compared to $0.04 loss per share in the quarter ended March 31, 2004 with a weighted average of 13,341,930 shares outstanding.

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

Liquidity and Capital Resources

Overview

      As of March 31, 2005, our cash balance was $500. We had a net loss of $1,072,910 for the quarter ended March 31, 2005. We had a net operating loss of approximately $11,300,000 for the period from May 17, 2002 through March 31, 2005 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of March 31, 2005 was $258,015, less allowance for doubtful accounts of $219,891, and $523,689 as of the year ended December 31, 2004, less allowances for doubtful accounts of $218,446. The reason for the decrease in accounts receivable, less doubtful accounts was due to the decrease in revenues. Accounts receivable balances represent amounts owed to us for new installations and maintenance, service, training services, software customization and additional systems components.

      As of March 31, 2005 the Company had the following financing arrangements:

Debt Liability Summary Table
Current Debt liabilities
  IRS Payment Plan                                                           420,000
  Interest payable, stockholders (founding shareholder)                      456,566
  Notes payable, stockholders, current portion (founding shareholder)      1,195,531
                                                                           ---------
      Total Debt current liabilities                                       2,577,997
                                                                           ---------
Long-term Debt liabilities
  Notes payable, stockholders, less current portion
    (founding shareholder and Stanford)                                    1,129,600
  Note payable, convertible debt, net of
    debt issuance costs of $2,507,791                                        842,209
  IRS Payment Plan (Long term portion)                                       325,000
                                                                           ---------
     Total long term Debt liabilities                                      2,296,809
                                                                           ---------

      With respect to liabilities for real property leases, the following table summarizes these obligations:

                                                Months            Balance
   Location         Date         Term          Remaining         on Lease
   --------         ----         ----          ---------         --------
      NJ          8/1/2003     55 months          39           $   222,285
      VA          6/1/2004     24 months          17                44,369
      CA         11/1/2004     12 months           7                 5,525
                                                               -----------
                                              Grand Total      $   272,179
                                                               -----------

Financing Needs

      To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception, we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $1,100,000 and have negative cash flows from operations of approximately $280,000 for the quarter ended March 31, 2005, and have a working capital deficit of approximately $3,960,000 and a stockholders' deficit of approximately $4,870,000 as of March 31, 2005. These conditions raise substantial doubt about our ability to continue as a going concern. During 2005, our management will rely on raising additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

      The Company currently has no further commitments for additional financing as a result of the completion of the new convertible debt of $650,000, of which the final $300,000 was funded subsequent to the balance sheet date of March 31, 2005 on May 4, 2005.

      The Company expects that this funding will provide the necessary cash to support operations throughout the second quarter of 2005. Since we do not have further financing commitments and will need to raise additional funds after the second quarter of 2005, this condition raises substantial doubt about the Company's ability to continue as a going concern.

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

      On September 30, 2002, we renegotiated the $1,200,000 promissory note with Mr. Carey pursuant to a requirement contained in the promissory note with UnitedTrust Bank. According to the new terms of the loan, Mr. Carey extended the repayment of the principal amount until December 1, 2005. Until such time as the principal is paid, we will pay an interest only fee of 12% per year. Mr. Carey's promissory note is expressly subordinated in right of payment to the prior payment in full of all of the Company's senior indebtedness. Subject to the payment in full of all senior indebtedness, Mr. Carey is subrogated to the rights of the holders of such senior indebtedness to receive principal payments or distribution of assets. As of March 31, 2005, $359,600 was outstanding under the promissory note issued to Mr. Carey.

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

      The company failed to make the final principal payment on or before January 31, 2005 and was subsequently put into default under the note. On March 31, 2005 the Company made the final scheduled payment and was released from all potential claims by PNC Bank.

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

      On March 3, 2004 and March 15, 2004 we received loans in the amount of $437,500 each from Stanford. We have agreed to pay Stanford an 8% annual dividend on the funds invested and to redeem the securities not later than three years from the date of funding. As of March 31, 2005 the accrued interest on the loan was $74,411. On March 7, 2005, the Company and Stanford agreed to settle the accrued interest through March 31, 2005 of $74,411 for 826,788 shares of restricted common stock. The price per share on March 7, 2005 was $.09/share.

Additionally, on March 7, 2005, the Company issued Stanford 373,212 shares as consideration for their consent to amending the agreement the Company entered into on June 18, 2004 with respect to the Callable Secured Convertible Notes Issuance (see the appropriate section below), changing the conversion price of the convertible notes to the lower of (i) $0.70 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. The original agreement had the conversion price as the lower of (i) $0.70 or (ii) 50% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date.

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

      On June 18, 2004, the Investors purchased $1,500,000 in AJW Notes and received Warrants to purchase 1,500,000 shares of the Company's common stock. On July, 28, 2004 the Investors purchased $500,000 in AJW Notes and received Warrants to purchase 500,000 shares of common stock. On October 22, 2004 the Investors purchased $350,000 in AJW Notes and received Warrants to purchase
350,000 shares of common stock. On March 18, 2005 the Investors purchased $650,000 in AJW Notes and received Warrants to purchase 650,000 shares of common stock..

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

The AJW Note payable, convertible debt, is recorded at $3,000,000 net of debt discount of $3,000,000 and amortization of $842,209, of which such amortization has been charged to interest expense. This Note payable, Convertible Debt is reported in accordance with Emerging Issues Task Force "EITF" 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" paragraph 19. The Debt Discount is reported at 100% of the net proceeds of the Convertible Debt Financing in accordance with EITF 98-5 that specifies that the beneficial conversion expense may not exceed the net proceeds. Additionally, the interest expense and debt discount and corresponding amortization are recorded in accordance EITF 00-27 paragraph 19 that states that convertible instruments that have a stated redemption date require a discount resulting from recording a beneficial conversion option to be accreted from the date of issuance to the stated redemption date of the convertible instrument, regardless of when the earliest conversion date occurs.

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

New Callable Secured Convertible Notes Issuance

On March 31, 2005, in order to obtain funding for its ongoing operations, the Company entered into a new Securities Purchase Agreement (the "New Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors") for the sale of (i) $650,000 in callable convertible secured notes (the "Notes") and (ii) stock purchase warrants to buy 650,000 shares of the Company's common stock (the "Warrants"). On March 31, 2005 the Investors purchased $350,000 in Notes, and received Warrants to purchase an aggregate of 350,000 shares of the Company's stock. On May 4, 2005, the Investors purchased $300,000 in Notes and received Warrants to purchase 300,000 shares of our common stock.

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

Revenue is recognized under the guidelines of SFAS No. 48 "Revenue Recognition When Right of Return Exists" and has a four step process that must be met prior to the recording of revenue. The steps consist of the following: signing of sales contract, installation of hardware, completion of the training period and a signed contract from the customer stating they accept the product for the sixty-day trial period. Payment is due upon the completion of the trial period. The sales revenue and cost of sales reported in the consolidated statements of operations is reduced to reflect estimated returns. Service revenue is recognized when earned. All sales agreements with clients do not require significant production, modification, or customization of software, additionally all the functionality of the product is made available upon delivery, therefore the Company recognizes revenue in accordance with Paragraph 8 of 97-2 when:

      1) Persuasive evidence of an arrangement exists as evidenced by a signed contract,

      2)    Delivery  has  occurred,   please  note  that  Stronghold  does  not
            recognize revenue prior to delivery,

      3) The price of Stronghold's system is fixed and determinable as evidence by the contract, and

      4)    Collectability is highly probable.

Revenue related to the sale of products is comprised of one-time charges to dealership customers for hardware (including server, wireless infrastructure, desktop PCs, printers, interior/exterior access points/antennas and handheld devices), software licensing fees and installation/training services. Stronghold charges DealerAdvance Sales Solution(TM) dealers for all costs associated with installation. The most significant variable in pricing is the number of handheld devices purchased. Stronghold has not determined pricing forDealerAdvance Service Solution(TM).

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

Software Development Capitalization Policy

      Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. For the quarter ended March 31, 2005, we capitalized $65,955 of development costs in developing enhanced functionality of our DealerAdvance(TM) products. This compares with $134,326 for the quarter ended March 31, 2004. We capitalized a total of $407,505 of development costs for the twelve month period ended December 31, 2004.

ITEM 2. CONTROLS AND PROCEDURES

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and Chief financial officer concluded that as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II -

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      To obtain funding for its ongoing operations, the Company entered into a Securities Purchase Agreement (the "Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors") on June 18, 2004 for the sale of
(i) $3,000,000 in callable secured convertible notes (the "Notes") and (ii) stock purchase warrants (the "Warrants") to buy 3,000,0000 shares of our common stock.

      The following closings have occurred pursuant to the Agreement:

      o on June 18, 2004, the Investors purchased $1,500,000 in Notes and received Warrants to purchase 1,500,000 shares of our common stock;

      o on July 27, 2004, the Investors purchased $500,000 in Notes and received Warrants to purchase 500,000 shares of our common stock;

      o on October 22, 2004, the Investors purchased $350,000 in Notes and received Warrants to purchase 350,000 shares of our common stock; and

      o On March 18, 2005, the Investors purchase $650,000 in Notes and received Warrants to purchase 650,000 shares of our common stock.

      The Company entered into a second Securities Purchase Agreement with the Investors on March 31, 2005 for the sale of (i) $650,000 in callable secured
convertible   notes  (the  "Notes")  and  (ii)  stock  purchase   warrants  (the
"Warrants") to buy 650,000 shares of our common stock.

      On March 31, 2005, the Investors purchased $350,000 in Notes and received Warrants to purchase 350,000 shares of the Company's common stock. On May 4, 2005, the Investors purchased $300,000 in Notes and received Warrants to purchase 300,000 shares of our common stock.

      The Notes bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price, which was amended on March 4, 2005, equal to the lower of
(i) $0.70 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date.

      We may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the callable secured convertible notes and the market price is at or below $.57 per share. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

      The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.57 per share. In addition, the exercise price of the Warrants is adjusted in the event we issue common stock at a price below market.

      The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock.

The Notes and Warrants were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

      See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this __ day of March 2005.

                                 STRONGHOLD TECHNOLOGIES, INC.


                                 BY: /s/ Christopher J. Carey
                                    --------------------------------------------
                                     Name:  Christopher J. Carey,
                                     Title: President ,Chief Executive Officer
                                     and Acting Chief Financial Officers
                                     (principal executive and financial officer)

                                 BY: /s/ Karen S. Jackson
                                    --------------------------------------------
                                     Name:  Karen S. Jackson
                                     Title: Controller (principal accounting
                                     officer)

Dated:  As of May 20, 2005

ITEM 6. EXHIBIT INDEX

Exhibit       Description
Number

31.1          Certification  of Chief  Executive  and  Financial
              Officer   pursuant   to   Section   302   of   the
              Sarbanes-Oxley Act of 2002.

32.1          Certification  of Chief  Executive  and  Financial
              Officer   pursuant   to   Section   906   of   the
              Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.