Form 10QSB
period 2005-06-30
STRONGHOLD TECHNOLOGIES INC
filed 2005-08-22
CIK 1133598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005.

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT for the transition period from _______ to _______.

                        Commission file number: 333-54822

                          STRONGHOLD TECHNOLOGIES, INC.
                          -----------------------------
       (Exact name of small business issuer as specified in its charter)


            Nevada                                   22-3762832
   ----------------------------            -------------------------------
  (State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

                     106 Allen Road, Basking Ridge, NJ 07920
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (908) 903-1195
                                 --------------
                          (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 18, 2005, 17,287,349 shares of the Registrant's common stock, (par value, $0.0001), were outstanding.

Transitional Small Business Disclosure Format: (Check One): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page

PART I - Financial Information

Item 1.    Financial Statements................................................2

           Condensed Consolidated Balance Sheet
           as of June 30, 2005(unaudited)......................................2

           Condensed Consolidated Statements of Operations
           For the Three Months Ended June 30, 2005 and 2004
           and the Six Months  Ended June 30, 2005
           and 2004(unaudited).................................................3

           Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 2005 and 2004
           (unaudited).........................................................4

           Notes to Condensed Consolidated Financial Statements................5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................13

Item 3.    Controls and Procedures............................................30

Part II - Other  Information..................................................31

Item 1     Legal Proceedings..................................................31

Item 2     Unregistered Sales of Equity Securities and Use of
           Proceeds...........................................................31

Item 3     Defaults upon Senior Securities....................................32

Item 4     Submission of Matters to a Vote of Security Holders................32

Item 5     Other Information..................................................32

Item 6.    Exhibits and Reports on Form 8-K...................................34

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  Stronghold Technologies, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheet

June 30,                                                                    2005
------------------------------------------------------------------------------------
ASSETS                                                                 (Unaudited)
Current assets
 Cash                                                               $            701
 Accounts receivable, less allowance for returns and                          61,608
  doubtful accounts of $175,796
 Inventories                                                                  46,289
 Prepaid expenses                                                             57,666
                                                                    ----------------
     Total current assets                                                    166,265
                                                                    ----------------
Property and equipment, net                                                   36,810
                                                                    ----------------
Other assets
 Software development costs, net of amortization                             714,349
 Deferred charge, convertible debt loan acquisition costs,
  net of amortization                                                        325,530
 Other                                                                       129,808
     Total other assets                                                    1,169,687
                                                                    ----------------
                                                                    $      1,372,762
                                                                    ================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
 Accounts payable                                                   $        525,588
 Accrued expenses and other current liabilities                            1,215,233
 Interest payable, stockholders                                              568,581
 Notes payable, stockholders, current portion                              1,358,531
 Deferred revenue                                                            507,889
 Obligations under capitalized leases, current portion                         9,415
                                                                    ----------------
     Total current liabilities                                             4,185,237
                                                                    ----------------
Long-term liabilities
 Notes payable, stockholders, less current portion                         1,129,600
 Note payable, convertible debt of $3,650,000 net of debt
  discount of $3,650,000 and debt discount amortization
  of $1,285,955                                                            1,285,955
 Obligations under capitalized leases, less current portion                    2,269
 Payroll taxes payable, long term                                            220,000
                                                                    ----------------
    Total long-term liabilities                                            2,637,824
                                                                    ----------------
Commitments and contingencies
Stockholders' deficit
 Preferred  stock,  Series A,  $.0001 par value;  authorized
  5,000,000   shares, 2,002,750 issued and outstanding
  (aggregate liquidation preference of $3,004,125)                               201
 Preferred stock, Series B, $.0001 par value;
  authorized 2,444,444 shares, 2,444,444 issued and outstanding
  (aggregate liquidation preference $2,200,000)                                  244
 Common stock, $.0001 par value, authorized 8,500,000,000
    shares, 17,287,349 issued and outstanding                                  1,729
 Additional paid-in capital                                               11,649,219
 Stock subscription receivable                                                (3,000)
 Accumulated deficit                                                     (17,098,692)
                                                                    ----------------
     Total stockholders' deficit                                          (5,450,299)
                                                                    ----------------
                                                                    $      1,372,762
                                                                    ================

     See accompanying notes to condensed consolidated financial statements

                  Stronghold Technologies, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations

                                       Three months    Three months    Six months       Six months
                                          ended           ended          ended            ended
                                         June 30,        June 30,       June 30,         June 30,
                                          2005             2004           2005            2004
                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                      ------------    ------------    ------------    ------------
Net sales                             $    365,869    $    700,250    $    627,834    $  1,343,928
Cost of sales                               99,639         215,358         217,998         451,866
                                      ------------    ------------    ------------    ------------
Gross profit                               266,230         484,892         409,837         892,062
Selling, general and
 administration                            371,979         765,723         985,367       1,661,299
                                      ------------    ------------    ------------    ------------
Loss from operations                      (105,749)       (280,831)       (575,530)       (769,237)
Depreciation and amortization              197,106         107,827         384,003         176,253
Interest expense                           576,557          98,609         992,655         125,506
                                      ------------    ------------    ------------    ------------
Net loss applicable to common
 stockholders                         $   (879,412)   $   (487,267)   $ (1,952,189)   $ (1,070,996)
                                      ============    ============    ============    ============
Basic and diluted loss per
 common share                         $      (0.05)   $      (0.04)   $      (0.12)   $      (0.08)
                                      ============    ============    ============    ============
Weighted average number of
 common shares outstanding              17,287,349      13,438,277      16,843,150      13,390,104
                                      ============    ============    ============    ============

      See accompanying notes to condensed consolidated financial statements

                  Stronghold Technologies, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30,                                                                2005             2004
--------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)      (Unaudited)
Cash flows from operating activities
 Net loss                                                                          $   (1,952,189)   $   (1,070,996)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Provision for returns and allowances                                                    (39,029)           (8,128)
  Depreciation and amortization                                                           384,003           176,253
  Amortization of convertible debt discount                                               746,374            31,250
 Increase  (decrease) in cash  attributable  to
  changes in operating  assets and
  liabilities:
   Accounts receivable                                                                    281,219           (20,300)
   Inventories                                                                             (1,585)           71,585
   Prepaid expenses                                                                        32,818          (145,860)
   Other receivables                                                                           --            (8,487)
   Other assets                                                                            (5,138)          (22,074)
   Accounts payable                                                                       (93,591)         (113,180)
   Accrued expenses and other current liabilities                                        (167,664)          (76,191)
   Interest payable, stockholders                                                         170,213            13,852
   Deferred revenue                                                                       (85,519)          110,034
                                                                                   --------------    --------------
Net cash used in operating activities                                                    (730,088)       (1,062,242)
                                                                                   --------------    --------------
Cash flows from investing activities
 Payments for purchase of property and equipment                                           (1,305)           (4,983)
 Payments for software development costs                                                  (65,455)         (278,465)
 Payments of security deposits                                                               (800)               --
                                                                                   --------------    --------------
Net cash used in investing activities                                                     (67,560)         (283,448)
                                                                                   --------------    --------------
Cash flows from financing activities
 Proceeds from issuance of common stock, net of financing costs                            32,037
 Proceeds from notes payable, stockholders                                                225,000           899,500
 Principal repayments of notes payable, stockholders                                      (12,000)          (56,519)
 Proceeds from notes payable, convertible debt                                          1,300,000         1,500,000
 Payments made for debt issuance costs relating to notes payable,
convertible debt                                                                          (85,577)         (245,000)
 Principal repayments of notes payable                                                   (606,667)          (45,000)
 Principal payments for obligations under capital leases                                  (22,907)          (20,945)
                                                                                   --------------    --------------
Net cash provided by financing activities                                                 797,849         2,064,073
                                                                                   --------------    --------------
Net increase in cash                                                                          201           718,383
Cash, beginning of period                                                                     500             8,161
                                                                                   --------------    --------------
Cash, end of period                                                                $          701    $      726,544
                                                                                   ==============    ==============
Supplemental disclosure of cash flow information,
cash paid during the period for interest                                           $       67,368    $       46,333
                                                                                   ==============    ==============

      See accompanying notes to condensed consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 2004.

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

3.    COMMON STOCK

      On May 3, 2005 the stockholders voted to increase the amount of authorized shares from 50,000,000 to 8,500,000,000.

4.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company's net loss and net loss per common share would have been the following pro forma amounts for the three-month periods ended June 30, 2005 and 2004.

------------------------------------------------------------------------------------------------------------
                                                      Three months ended                Six months ended
                                                          June 30,                          June 30,
                                                    2005             2004           2005           2004
                                                ------------    ------------    ------------    ------------
Net loss applicable to common
  stockholders, as reported                         (879,412)   $   (487,267)     (1,952,189)   $ (1,070,996)
Deduct
Total stock-based compensation expense
   determined under fair value method for
   all awards, net of related tax effect               2,463          10,882           5,625          23,701
Pro Forma                                           (881,875)   $    (10,882)     (1,957,814)   $ (1,094,697)
Basic and diluted EPS
  As reported                                   $      (0.07)   $      (0.04)   $      (0.12)   $      (0.08)
  Pro forma                                     $      (0.07)   $      (0.04)   $      (0.12)   $      (0.08)

------------------------------------------------------------------------------------------------------------

      The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of approximately 15%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.00% and 4.73% for June 30, 2005 and 2004, respectively.


6.    GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of $1,952,189 and has negative cash flows from operations of $730,088 for the six months ended June 30, 2005, and has a working capital deficit of $4,018,972 and a stockholders' deficit of $5,450,299 as of June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2005, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at June 30, 2005

           Accrued Expenses
           Sales tax                                            $      102,365
           Payroll taxes                                               461,921
           Compensation                                                256,932
           Commissions                                                 142,540
           Other accrued expenses                                      251,475
                                                                --------------
           Total                                                $    1,215,233
                                                                ==============

      Payroll Tax Payment Agreement with IRS

      On April 30, 2004, the Company entered into an installment agreement with the United States Internal Revenue Service ("IRS") to pay overdue payroll taxes and penalties of totaling $1,233,101 under the terms of which the Company will pay a minimum of $35,000 each month, commencing June 28, 2004, until it has paid the withholding taxes due in full, to be completed in thirty-six month period by April 30, 2007. If the Company is unable to fulfill this agreement, the IRS could take possession of the Company's assets. As of June 30, 2005, the company has made all required payments to the IRS. The Company has recorded the portion of the payroll taxes of $220,000 to be paid in the remaining monthly periods of 26 through 36 within the agreed upon payment plan in the long term liabilities section under the heading "Payroll taxes payable-long term" section of the balance sheet.

8.    NOTES PAYABLE, STOCKHOLDERS

The following table provides a reconciliation of these loans to the current and long term sections of the balance sheet as well notes regarding the extension of the loans from Mr. Carey:

-------------------------------------------------------------------------------------------------------------
                                       Balance at June 30, 2005
-------------------------------------------------------------------------------------------------------------
                                                                        Original
                                                                        Term/
                                                Long                    Due       Extended
                                     Current    Term         Total      Date      To
------------------------------------ ---------- ----------   ---------  --------- --------- -----------------
Stockholder - Christopher J. Carey
------------------------------------ ---------- ----------   ---------  --------- --------- -----------------
                                                                        3 mos               $20,000 principal
                                                                        due                 payment Dec 2004
 Stockholder Bridge Loan                60,000               60,000     9/19/03   11/1/05   $20,000 principal
                                                                                            payment in June
                                                                                            2003
------------------------------------ ---------- ----------   ---------  --------- --------- -----------------
                                                                        3 mos
 Stockholder Bridge Loan               300,000               300,000    due       11/1/05
                                                                        9/18/03
------------------------------------ ---------- ----------   ---------  --------- --------- -----------------
                                                                                            Principal
                                                                                            balance reduced
                                                                                            by $543,000
                                                                                            debt to equity
                                                                                            conversion and
 Stockholder Loan                      268,000  254,600      522,600    18 mos    12/1/05   reallocation of
                                                                        due                 accrued
                                                                        12/31/03            compensation
                                                                                            and travel and
                                                                        due                 entertainement
                                                                                            originally
                                                                                            included in
                                                                                            loan.
------------------------------------ ---------- ----------   ---------  --------- --------- -----------------
 Christopher J. Carey - AC Trust       375,404               375,404    12 mos    11/1/05
 Fund                                                                   due
                                                                        9/30/03
------------------------------------ ---------- ----------   ---------  --------- --------- -----------------
                                                                        12 mos
 Christopher J. Carey - CC Trust       355,127               355,127    due       11/1/05
 Fund                                                                   9/30/03
------------------------------------ ---------- ----------   ---------  --------- --------- -----------------
Total-Stockholder - Christopher J,   1,358,531  254,600      1,613,131
 Carey
------------------------------------ ---------- ----------   ---------  --------- --------- -----------------
Stanford                                        875,000      875,000    3 yrs
                                                                        due
                                                                        3/2007
-------------------------------------------------------------------------------------------------------------
   Totals                             1,358,531 1,129,600   2,488,131
-------------------------------------------------------------------------------------------------------------

9.    COMMITMENTS AND CONTINGENCIES

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

The AJW Note payable, convertible debt, is recorded at $3,850,000 net of debt discount of $3,850,000 and amortization of $1,285,955, of which such amortization has been charged to interest expense. This Note payable, Convertible Debt is reported in accordance with Emerging Issues Task Force "EITF" 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" paragraph 19. The Debt Discount is reported at 100% of the net proceeds of the Convertible Debt Financing in accordance with EITF 98-5 that specifies that the beneficial conversion expense may not exceed the net proceeds. Additionally, the interest expense and debt discount and corresponding amortization are recorded in accordance EITF 00-27 paragraph 19 that states that convertible instruments that have a stated redemption date require a discount resulting from recording a beneficial conversion option to be accreted from the date of issuance to the stated redemption date of the convertible instrument, regardless of when the earliest conversion date occurs.

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

10.   Restatement of Certain Transactions as of September 30, 2004

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

                                                 Three months      Nine months
                                               ended September   ended September
                                                   30, 2004          30, 2004
                     Net Loss                     ($10,904)         ($47,258)

     Basic and diluted loss per common share       ($0.001)          ($0.003)


11.   SUBSEQUENT EVENTS


New Callable Secured Convertible Notes Issuance

On July 15, 2005, the Investors purchased $850,000 in Notes and received Warrants to purchase 1,700,000 shares of our common stock. We received net proceeds in cash in the amount of $200,000 on July 18, 2005 and $567,500 was placed in escrow of which $100,000 shall be distributed on the 1st business day of each month.

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


      Our past results of operations and ensuing financial condition have resulted from our allocating significant resources to the development of our wireless technology business for use by the automobile dealership market that have been traditionally slow to accept such products. We have achieved initial acceptance, which has resulted in our generating limited revenue. The sales to date from our inception through the second quarter of 2004 have been achieved through direct selling efforts defined as employees of our company selling directly to dealers. We believe the initial sales of our products have positioned our company to now start selling through third party sellers that have established distribution channels. We announced our first distribution agreement in the third quarter and have realized two sales pursuant to this distribution agreement.

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



Our Revenues

      Stronghold's revenues are primarily received from system installation, software licenses and system maintenance. The approximate average selling package price of the system and installation is $50,000. Additional revenues are derived from monthly system maintenance agreements that have a monthly fee of $850 per month and a total contract value of $30,600. The revenues derived from these categories are summarized below:

      o Software License Revenues: This represents the software license portion of the Dealer Advance Service Solution purchased by customers of the Company. The software and intellectual property of Dealer Advance has been developed and is owned by the Company.

      o System Installation Revenues: This represents the installation and hardware portion of the Dealer Advance Service Solution. All project management during the installation is performed by us. The installation and hardware portions include cable wiring subcontracting services and off the shelf hardware and handheld computers.

      o Monthly Recurring Maintenance Revenue: This represents the maintenance and support contract for the Dealer Advance Sales Solution that the customer executes with the system installation. The typical maintenance contract is for 36 months. In the three year operating history of the company, approximately 50% of all the company's customers have prepaid the maintenance fees through a third party leasing finance company. The third part leasing arrangements with dealers are commitments by the dealer client directly to the financing company with no recourse to the company. These prepaid maintenance fees have provided additional cash flow to us and have generated a deferred revenue liability on our balance sheet.

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

General and Administrative Operating Expenses

      The general operating expenses of the Company are primarily comprised of:

      o     Marketing and Selling;

      o     General and Administrative;

      o     Development & Operations;

      Our marketing and selling expenses include all labor, sales commissions and non-labor expenses of selling and marketing of our products and services. This includes the salaries of one Vice President of Sales and the sales staff.

      Our  general  and   administrative   expenses  include  expenses  for  all
facilities, insurance, benefits, telecommunications, legal and auditing expenses are included as well as the executive management group wage expense.

      Our development & operations expenses include the expenses for the Client Support group which advises and supports the installations of our Dealer Advance(TM) clients, as well as the development staff.

      Bad  debt  expenses  are  also  included   under   Selling,   General  and
Administrative Expenses. The policy for recognition of bad debt expenses established for the year end December 31, 2003 is still in effect. This policy has been established utilizing the amount of future returns estimated based on historical calculations, technology obsolescence and return period. We have set the policy for reserves for doubtful accounts at 20% of our accounts receivables to account for estimated rights of returns and uncollectible accounts. This is based on a historical return rate of 18% for 2003 and 16% in 2004. In the first full operating year of 2002 the return rate was 25%. The estimate for total returns in the life of our company as of June 30, 2005 is 23 returns on 121 sales for a return rate of 19.01% for the life of operations. In recognizing revenue, we consider the following factors:

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

THREE MONTHS ENDED JUNE 30, 2005 AND THREE MONTHS ENDED JUNE 30, 2004.

      Revenue


      For the quarter ended June 30, 2005, we had revenue of $365,869 compared with revenue of $700,250 for the quarter ended June 30, 2004. Revenue is generated from software license and system installation, maintenance support and service revenues. Revenues for the three months ended June 30, 2005 are broken down as follows:

                                             Three Months       Three Months
                                            Ended June 30,     Ended June 30,
                                                2005                2004          $ Change        %Change
                                           ----------------   --------------    --------------    -------
Software License & System Installation     $        169,988   $      566,631    $     (396,643)    -70.00%
Support Maintenance                                 179,912          123,926             55,986     45.18%
Services                                             15,969            9,692              6,277     64.76%
                                           ----------------   --------------    --------------    -------
Total Revenue                              $        365,869   $      700,250    $     (334,381)    -47.75%


      This decrease in revenue of $334,381 or 47.75% is primarily attributed to the steps we made to address our limited funding that included reductions of our sales, marketing and client consultant staffs that resulted in fewer installations.

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


      Cost of Sales

      Cost of sales on a percentage basis decreased to 27.23% of revenue for the three months ended June 30, 2005 as compared to 30.75% of revenue for the three months ended June 30, 2004 for a net decrease of 3.52%. The table below shows the Cost of Sales and percentage by category and the comparison in dollars and percentage for the three months ended June 30, 2005 and three months ended June 30, 2004. The decrease in Cost of Sales as a percentage of revenue of 3.52% is primarily attributed to the centralization of all client support functions to the Company's headquarters in New Jersey, the outsourcing of in the field on site support instead of local Company employed Consultant resources, and the continuing reduction of costs for hardware. We believe that the future operations of the Company will be consistent with this Cost of Goods Sold as a percentage of revenue.

------------------------------------------------------------------------------------------------------------
                                           Q2 2005       Q2 2004          Q2 2005       Q2 2004
Cost of Sales                              Dollars       Dollars       %of Revenue   %of Revenue     %Change
                                           -------       -------       ------------  ------------    --------
Hardware Components                 $        26,297$       82,924          7.19%        11.84%      -4.65%
Client Software & Licensing                  15,746        22,898          4.30%         3.27%       1.03%
Distribution Fees                               951                        0.26%             -       0.26%
Subcontractors                               14,581         8,930          3.99%         1.28%       2.71%
Misc Installation Costs                         723         1,729          0.20%         0.25%      -0.05%
Installations/Travel                          7,750        40,600          2.12%         5.80%      -3.68%
Repairs                                                                    0.00%         0.00%       0.00%
Shipping                                      3,946        15,532          1.08%         2.22%      -1.14%
Labor                                        29,645        42,745          8.10%         6.10%       2.00%
Total Cost of Sales                 $        99,639$      215,358
------------------------------------------------------------------------------------------------------------
Total Cost of Sales % of Revenue             27.23%        30.75%                                   -3.52%
------------------------------------------------------------------------------------------------------------

      Gross Profits

      We generated $266,230 in gross profits from sales for the quarter ended June 30, 2005, which was a decrease of $218,662 from the quarter ended June 30, 2004, when we generated $484,892 in gross profits. Our gross profit margin percentage increased by 3.52% from 69.25% in the quarter ended June 30, 2004 to 72.77% in the quarter ended June 30, 2005. The increase in gross profit, although offset by the reduction in installations for the period, is primarily attributable to reductions in cost of hardware components and travel expense and costs of service noted above.

      Selling, General and Administrative Expenses

      Total Selling, General and Administrative expenses in the quarter ended June 30, 2005 were $371,979, a decrease of 51.42% or $393,744 from the quarter ended June 30, 2004 of $765,723. The reduction in expense is primarily attributable to the reduction of staff from 23 in June 30, 2004 to 12 in the quarter ended June 30, 2005. The significant reduction in staffing resulted in a reduction of payroll expenses of $236,185 which was the largest portion of the $393,744 reduction which was offset by an increase in amortization of $89,949 attributed to the Deferred Charge amortization associated with the loan acquisitions costs of the convertible debt instrument. Other significant expense reductions within selling, general and administrative expenses for the quarter ended June 30, 2005 and June 30, 2004 included the following:

      o     Telephone expense of $9,685

      o     Office rent expense of $11,855

      o     Legal expense of $24,154

      o     Financing costs of $31,344 and

      o     Travel and automobile expenses reductions of $60,095

      Our interest and penalty expense increased from $98,609 in the quarter ended June 30, 2004 to $576,557 in the quarter ended June 30, 2005. This increase of $477,950 is primarily due a new non-cash category of interest expense resulting from the Beneficial Conversion Expense attributed to the AJW Convertible Notes. This new non-cash category expense is attributed to the Company's adherence to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instrument". The Company recorded $443,746 of Beneficial Conversion Expense in the second quarter of 2005 as compared $31,250 in the second quarter of 2004. Additionally, the company also incurred additional interest charges of $106,270 attributable to the new convertible debt of $3,650,000 and an additional $16,876 for the additional debt financing of $875,000 provided by Stanford.

      Operating Loss

      The Company's operating losses decreased by $175,082 in comparing the quarter ended June 30, 2005 to the quarter ended June, 2004, which were $105,749 and $280,831 respectively. This decrease in losses is primarily attributed to the significant reduction in selling, general and administrative expenses of $393,744 for the comparative periods.

      Net Loss

      We had a net loss of $879,412 for the quarter ended June 30, 2005 compared to $487,267 for the quarter ended June 30, 2004, an increase in net losses of $392,145. This increase of net losses of 80.48% is primarily attributable to the $477,948 increase in interest, offset by a reduction in operating losses of $175,082.

      Our loss per share was $.05 with a weighted average of 17,287,349 shares outstanding in the quarter ended June 30, 2005 as compared to $0.04 loss per share in the quarter ended June 30, 2004 with a weighted average of 13,438,277 shares outstanding.

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

      Liquidity and Capital Resources

Overview

      As of June 30, 2005, our cash balance was $701. We had a net loss of $879,412 for the quarter ended June 30, 2005. We had a net operating loss of approximately $12,200,000 for the period from May 17, 2002 through June 30, 2005 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of June 30, 2005 was $242,470, less allowance for doubtful accounts of $180,862, and $523,689 as of the year ended December 31, 2004, less allowances for doubtful accounts of $218,446. The reason for the decrease in accounts receivable, less doubtful accounts was due to the decrease in revenues. Accounts receivable balances represent amounts owed to us for new installations and maintenance, service, training services, software customization and additional systems components.

      As of June 30, 2005 the Company had the following financing arrangements:

Debt Liability Summary Table
Current Debt liabilities
 IRS Payment Plan                                                                                  420,000
 Interest payable, stockholders (founding shareholder)                                             568,581
 Notes payable, stockholders, current portion (founding shareholder)                             1,358,531
                                                                                                 ---------
     Total Debt current liabilities                                                              2,853,012
                                                                                                 ---------
Long-term Debt liabilities
 Notes payable, stockholders, less current portion (founding shareholder and Stanford)           1,129,600
 Note payable, convertible debt, net of debt issuance costs of $1,285,955                        1,285,955
 IRS Payment Plan (Long term portion)                                                              220,000
                                                                                                 ---------
     Total long term Debt liabilities                                                            2,635,555
                                                                                                 ---------


      With respect to liabilities for real property leases, the following table summarizes these obligations:

                                                                   Months             Balance
     Location              Date              Term                Remaining            on Lease
     --------              ----              ----                ---------            --------
        NJ              8/1/2003           55 months                 36              $  204,516
        VA              6/1/2004           24 months                 14              $  213,018
                                                                                     ----------
                                                                Grand Total          $  417,534
                                                                                     ==========

Financing Needs

      To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception; we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $879,000 and have negative cash flows from operations of approximately $730,000 for the six months ended June 30, 2005, and have a working capital deficit of approximately $4,019,000 and a stockholders' deficit of approximately $5,450,000 as of June 30, 2005. These conditions raise substantial doubt about our ability to continue as a going concern. During 2005, our management will rely on raising additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

We entered into a third Securities Purchase Agreement with the Investors on July 15, 2005 for the sale of (i) $850,000 in callable secured convertible notes and
(ii) common stock purchase warrants to buy 1,700,000 shares of our common stock. On July 15, 2005, the Investors purchased $850,000 in callable secured convertible notes and received common stock purchase warrants to purchase 1,700,000 shares of our common stock. We received net proceeds in cash in the amount of $200,000 on July 15, 2005 and $567,500 was placed in escrow of which $100,000 shall be distributed on the 1st business day of each month. Except for the $100,000 per month we are to receive pursuant to the escrow account establish in connection with the July 2005 Securities Purchase Agreement, we currently have no further commitments for additional financing.

We expect that the funds raised in connection with the July 2005 Securities Purchase Agreement, will provide the necessary cash to support operations through until the end of the fiscal year 2005. Since we do not have further financing commitments and may need to raise additional funds after the fourth quarter of 2005, this condition raises doubt about our ability to continue as a going concern.

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

      On September 30, 2002, we renegotiated the $1,200,000 promissory note with Mr. Carey pursuant to a requirement contained in the promissory note with Bank. According to the new terms of the loan, Mr. Carey extended the repayment of the principal amount until December 1, 2005. Until such time as the principal is paid, we will pay an interest only fee of 12% per year. Mr. Carey's promissory note is expressly subordinated in right of payment to the prior payment in full of all of the Company's senior indebtedness. Subject to the payment in full of all senior indebtedness, Mr. Carey is subrogated to the rights of the holders of such senior indebtedness to receive principal payments or distribution of assets. As of March 31, 2005, $359,600 was outstanding under the promissory note issued to Mr. Carey.

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

      Financings from PNC Bank (Formerly United Trust Bank)

      On November 1, 2001, the Predecessor Entity entered into a line of credit with Bank (now PNC Bank) pursuant to which the Predecessor Entity borrowed $1.5 million. This line of credit was due to expire by its terms, and all outstanding amounts were due to be paid, on September 30, 2002. On September 30, 2002, the line of credit came due and the bank granted a three-month extension. On September 30, 2002, we converted the outstanding line of credit with Bank into a $1,500,000 promissory note. Such promissory note is to be paid in 36 monthly installments, which commenced in February 2003 and is due to terminate on January 1, 2006. Interest accrues on the note at the prime rate, adjusted annually, which is the highest New York City prime rate published in The Wall Street Journal. The initial prime rate that applied to the promissory note was 4.750%.

      On August 7, 2003, we entered into a modification of the loan agreement with Bank, of which the principal balance was $1,291,666 at the time of closing of the modification. Pursuant to the modification agreement, Bank agreed to subordinate its lien against our assets to a new lender and reduce the monthly payments from $41,666 per month principal plus accrued interest as follows: (a) from the date of closing through December 15, 2003, $10,000 per month plus accrued interest (b) from January 15, 2004 through December 15, 2004, $15,000 per month plus accrued interest, (c) from January 15, 2005 through December 15, 2005, $20,000 per month plus interest and (d) on the maturity date of January 1, 2006, a balloon payment equal to all the outstanding principal and accrued interest. We are current with our payment of $15,000 per month.

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


      On April 27, 2004, PNC Bank, N.A., as successor by merger to Bank filed a complaint in the Superior Court of New Jersey, Law Division, Union County (Docket No. UNN-L_001522-04) against our company and Christopher J. Carey, in his capacity as guarantor, to collect the sums outstanding under the Loan Agreement, dated as of September 30, 2002.

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

The AJW Note payable, convertible debt is recorded at $3,850,000 net of debt discount of $3,850,000 and amortization of $1,285,955, of which such amortization has been charged to interest expense. This Note payable, Convertible Debt is reported in accordance with Emerging Issues Task Force "EITF" 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" paragraph 19. The Debt Discount is reported at 100% of the net proceeds of the Convertible Debt Financing in accordance with EITF 98-5 that specifies that the beneficial conversion expense may not exceed the net proceeds. Additionally, the interest expense and debt discount and corresponding amortization are recorded in accordance EITF 00-27 paragraph 19 that states that convertible instruments that have a stated redemption date require a discount resulting from recording a beneficial conversion option to be accreted from the date of issuance to the stated redemption date of the convertible instrument, regardless of when the earliest conversion date occurs.


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

July 2005 Securities Purchase Agreement

      We entered into a third Securities Purchase Agreement with the Investors on July 15, 2005 for the sale of (i) $850,000 in callable secured convertible notes and (ii) common stock purchase warrants to buy 1,700,000 shares of our common stock.

      On July 15, 2005, the Investors purchased $850,000 in callable secured convertible notes and received common stock purchase warrants to purchase 1,700,000 shares of our common stock. We received net proceeds in cash in the amount of $200,000 on July 15, 2005 and $567,500 was placed in escrow of which $100,000 shall be distributed on the 1st business day of each month.

      The callable secured convertible notes bear interest at 12%, mature two years from the date of issuance, and are convertible, as amended, into our common stock, at the Investors' option, at the lower of (i) $0.07 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date.

      We may prepay the callable secured convertible notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the callable secured convertible notes and the market price is at or below $.08 per share.

      The common stock purchase warrants are exercisable until five years from the date of issuance at a purchase price of $0.10 per share. In addition, the exercise price of the common stock purchase warrants is adjusted in the event we issue common stock at a price below market.

         As of August 18, 2005, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0766 and, therefore, the conversion price for the secured convertible notes was $.0191. Based on this conversion price, the $4,500,000 callable secured convertible notes, excluding interest, were convertible into 235,602,094 shares of our common stock.

         The full principal amount of the callable secured convertible notes is due upon default under the terms of callable secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

The investors have contractually agreed to restrict their ability to convert the callable secured convertible notes and exercise the common stock purchase warrants and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of our common stock.

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

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition Policy

Revenue is recognized under the guidelines of SFAS No. 48 "Revenue Recognition When Right of Return Exists" and has a four step process that must be met prior to the recording of revenue. The steps consist of the following: signing of sales contract, installation of hardware, completion of the training period and a signed contract from the customer stating they accept the product for the sixty-day trial period. Payment is due upon the completion of the trial period. The sales revenue and cost of sales reported in the consolidated statements of operations is reduced to reflect estimated returns. Service revenue is recognized when earned. All sales agreements with clients do not require significant production, modification, or customization of software, additionally all the functionality of the product is made available upon delivery, therefore the Company recognizes revenue in accordance with Paragraph 8 of SOP 97-2 when:

      1) Persuasive evidence of an arrangement exists as evidenced by a signed contract,

      2)    Delivery  has  occurred,   please  note  that  Stronghold  does  not
            recognize revenue prior to delivery,

      3) The price of Stronghold's system is fixed and determinable as evidence by the contract, and

      4)    Collectability is highly probable.


Revenue related to the sale of products is comprised of one-time charges to dealership customers for hardware (including server, wireless infrastructure, desktop PCs, printers, interior/exterior access points/antennas and handheld devices), software licensing fees and installation/training services. Stronghold charges Sales Solution(TM) dealers for all costs associated with installation. The most significant variable in pricing is the number of handheld devices purchased. Stronghold has not determined pricing for Service Solution.

Once Sales Solution(TM) is installed, Stronghold provides hardware and software maintenance services for a yearly fee equal to approximately 10% of the one-time implementation fees. All dealerships are required to purchase maintenance with installations and pay maintenance fees on a monthly basis. Stronghold provides customers with services, including software and report customization, business and operations consulting, and sales training services on an as needed basis which are typically are charged on a time and expenses basis.

In very limited cases, Stronghold may offer customers a thirty or sixty-day performance trial period during which time performance targets are set. Stronghold installs the system and agrees to remove the system at no charge if the performance targets are not met.

A large portion of the dealerships enter into a third party lease generally with lessors introduced by us. We have entered into a number of relationships with leasing companies in which the leasing company finances the implementation fees for the dealership in a direct contractual relationship with the dealership. The lease is based solely on the creditworthiness of the dealership without recourse to us. The leasing company receives an invoice from us, and remits funds upon acceptance by the dealership. We receive all funds as invoiced, with interest costs passed to the dealership. These leases typically run 36 months in duration, during which time we contract for service and maintenance services. Stronghold charges separately for future software customization after the initial installation, for additional training, and for additions to the base system (e.g., more handheld devices for additional sales people). Depending upon the dealership arrangement, the support and maintenance contracts are either billed monthly and recorded as revenue monthly, or are recorded up front to deferred maintenance fees at the present value of the 36-month revenue stream and amortized monthly to revenue over the life of the agreement.

Deferred Revenue

Deferred revenue is recorded as a liability when we receive the three year maintenance contact in a one-time advance payment. We then recognize the revenue from the maintenance portion of the contract on a pro rata basis over 36 months as the service is delivered.

Software Development Capitalization Policy

      Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. During quarter ended June 30, 2005, our development team focused on enhancements to existing features to support the company's new technical support model. None of these costs were capitalized. This compares with $130,486 for the quarter ended June 30, 2004. We capitalized a total of $407,505 of development costs for the twelve month period ended December 31, 2004.



ITEM  3. CONTROLS AND PROCEDURES

      Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, our chief executive officer concluded that as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including its consolidated subsidiaries, is made known to our chief executive officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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


ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


      We entered into a third Securities Purchase Agreement with the Investors on July 15, 2005 for the sale of (i) $850,000 in callable secured convertible notes and (ii) common stock purchase warrants to buy 1,700,000 shares of our common stock.

      On July 15, 2005, the Investors purchased $850,000 in callable secured convertible notes and received common stock purchase warrants to purchase 1,700,000 shares of our common stock. We received net proceeds in cash in the amount of $200,000 on July 15, 2005 and $567,500 was placed in escrow of which $100,000 shall be distributed on the 1st business day of each month. On August 1, 2005, the Company has received $100,000 from the escrow account.

      The callable secured convertible notes bear interest at 12%, mature two years from the date of issuance, and are convertible, as amended, into our common stock, at the Investors' option, at the lower of (i) $0.07 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date.

      We may prepay the callable secured convertible notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the callable secured convertible notes and the market price is at or below $.08 per share.

      The common stock purchase warrants are exercisable until five years from the date of issuance at a purchase price of $0.10 per share. In addition, the exercise price of the common stock purchase warrants is adjusted in the event we issue common stock at a price below market.

      As of August 18, 2005, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0766 and, therefore, the conversion price for the secured convertible notes was $.0191. Based on this conversion price, the $4,500,000 callable secured convertible notes, excluding interest, were convertible into 235,602,094 shares of our common stock.

      The full principal amount of the callable secured convertible notes is due upon default under the terms of callable secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

      The investors have contractually agreed to restrict their ability to convert the callable secured convertible notes and exercise the common stock purchase warrants and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of our common stock.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 3, 2005, pursuant to an action by written consent, the holders of the majority of the outstanding common stock of the Company voted to increase the Company's authorized shares of common stock to 8,500,000,000. The Company will file an amendment to increase the authorized shares of common stock 20 days after the mailing of a definitive information statement to its shareholders.

ITEM  5. OTHER INFORMATION

      None.

ITEM  6. EXHIBITS


31.1 Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of August 2005.


                                STRONGHOLD TECHNOLOGIES, INC.



                                BY: /s/ Christopher J. Carey
                                   --------------------------------------------
                                    Name:  Christopher J. Carey,
                                    Title:  President ,Chief Executive
                                    Officer and Acting Chief Financial Officer
                                    (principal executive and financial officer)



                                BY: /s/ Karen S. Jackson
                                   --------------------------------------------
                                    Name:  Karen S. Jackson
                                    Title:  Controller
                                    (principal accounting officer)

Dated:  As of August 22, 2005

ITEM  6. EXHIBIT INDEX



Exhibit           Description
Number