Form 10QSB
period 2005-09-30
STRONGHOLD TECHNOLOGIES INC
filed 2005-11-21
CIK 1133598

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------

                                   (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005.

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT for the transition period from _______ to _______.

                        Commission file number: 333-54822

                          STRONGHOLD TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                          22-3762832
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 15, 2005, 17,287,349 shares of the Registrant's common stock, (par value, $0.0001), were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

Transitional Small Business Disclosure Format: (Check One): Yes |_| No |X|

================================================================================

                                                 TABLE OF CONTENTS

                                                                                                               Page

PART I - Financial Information

Item 1.    Financial Statements...................................................................................1
-------------------------------------------------------------------------------------------------------------------
           Condensed Consolidated Balance Sheet
           as of September 30, 2005(unaudited)....................................................................2

           Condensed Consolidated Statements of Operations
           For the Three Months Ended September 30, 2005 and 2004 and the Nine Months Ended September
           30, 2005 and 2004(unaudited)...........................................................................3

           Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 2005 and 2004 (unaudited)......................................4

           Notes to Condensed Consolidated Financial Statements...................................................5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................12
-------------------------------------------------------------------------------------------------------------------

Item 3.    Controls and Procedures...............................................................................29
-------------------------------------------------------------------------------------------------------------------

Part II - Other  Information.....................................................................................30
-------------------------------------------------------------------------------------------------------------------

Item 1     Legal Proceedings.....................................................................................30
-------------------------------------------------------------------------------------------------------------------

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds...........................................30
-------------------------------------------------------------------------------------------------------------------

Item 3     Defaults upon Senior Securities.......................................................................31
-------------------------------------------------------------------------------------------------------------------

Item 4     Submission of Matters to a Vote of Security Holders...................................................31
-------------------------------------------------------------------------------------------------------------------

Item 5     Other Information.....................................................................................31
-------------------------------------------------------------------------------------------------------------------

Item 6.    Exhibits .............................................................................................31
-------------------------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY
                               CONDENSED CONSOLIDATED BALANCE SHEET


SEPTEMBER 30,                                                                             2005
--------------------------------------------------------------------------------------------------
ASSETS                                                                                 (Unaudited)

CURRENT ASSETS
Cash                                                                                  $      1,200
Accounts receivable, less allowance for returns and
 doubtful accounts of $20,736                                                               97,030
Inventories                                                                                 40,797
Prepaid expenses                                                                            43,421
                                                                                      ------------
Total current assets                                                                       182,448
                                                                                      ------------
PROPERTY AND EQUIPMENT, NET                                                                 14,970
                                                                                      ------------

OTHER ASSETS
Software development costs, net of amortization                                            604,903
Deferred charge, convertible debt loan acquisition costs, net of amortization              328,255
Other                                                                                      112,642
                                                                                      ------------
Total other assets                                                                       1,045,800
                                                                                      ------------
                                                                                      $  1,243,218
                                                                                      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT                                                            0

CURRENT LIABILITIES
Accounts payable                                                                      $    514,675
Accrued expenses and other current liabilities                                           1,272,599
Interest payable, stockholders                                                             462,711
Interest payable, convertible debt                                                         250,244
Notes payable, stockholders, current portion                                             1,358,530
Notes payable, other                                                                        33,000
Deferred revenue                                                                           413,388
Obligations under capitalized leases, current portion                                        6,135
                                                                                      ------------
Total current liabilities                                                                4,311,282
                                                                                      ------------
LONG-TERM LIABILITIES
Notes payable, stockholders, less current portion                                        1,129,600
Note payable, convertible debt of $4,032,500 net of debt discount of $4,032,500
and debt discount amortization of $2,252,538                                             1,779,962
Payroll taxes payable, long term                                                           150,000
                                                                                      ------------
     Total long-term liabilities                                                         3,059,562
                                                                                      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125) 201 Preferred stock, Series B, $.0001 par value; authorized
2,444,444 shares,
     2,444,444 issued and outstanding (aggregate liquidation preference $2,200,000)            244
Common stock, $.0001 par value, authorized 8,500,000,000
 shares, 17,287,349 issued and outstanding                                                   1,729
Additional paid-in capital                                                              12,031,720
Stock subscription receivable                                                               (3,000)
Accumulated deficit                                                                    (18,158,520)
                                                                                      ------------
Total stockholders' deficit                                                             (6,127,626)
                                                                                      ------------
                                                                                      $  1,243,218
                                                                                      ============

                        STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                    ENDED           ENDED           ENDED          ENDED
                                SEP 30, 2005    SEP 30, 2004    SEP 30, 2005    SEP 30, 2004
                                ------------    ------------    ------------    ------------
                                (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)

NET SALES                       $    189,782    $    475,969    $    817,616    $  1,819,896

COST OF SALES                         68,381         175,863         286,379         627,728
                                ----------------------------    ----------------------------
GROSS PROFIT                         121,401         300,106         531,237       1,192,168

SELLING, GENERAL AND
ADMINISTRATION                       332,242         773,020       1,321,148       2,406,396
                                ----------------------------    ----------------------------
LOSS FROM OPERATIONS                (210,841)       (472,914)       (789,911)     (1,214,228)

DEPRECIATION AND AMORTIZATION        205,674         174,281         589,677         379,056
INTEREST EXPENSE                     639,773         349,988       1,632,428         475,493
                                ----------------------------    ----------------------------
NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS                    $ (1,056,287)   $   (997,183)   $ (3,012,016)   $ (2,068,179)
                                ============================    ============================
BASIC AND DILUTED LOSS PER
COMMON SHARE                    $      (0.05)   $      (0.07)   $      (0.18)   $      (0.15)
                                ============================    ============================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       17,287,349      14,024,528      16,991,761      13,603,903
                                ============================    ============================


            See accompanying notes to condensed consolidated financial statements

                                 STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30,                                                             2005           2004
--------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $(3,012,016)   $(2,068,179)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Provision for returns and allowances                                                 (199,155)        (8,128)
  Depreciation and amortization                                                         589,677        379,056
  Amortization of convertible debt discount                                           1,240,381        260,416
Interest expense for issuance of warrants
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
   Accounts receivable                                                                  405,924        232,746
   Inventories                                                                            3,907         92,579
   Prepaid expenses                                                                      47,063       (123,056)
   Other receivables                                                                         --        (29,485)
   Other assets                                                                           5,139        (51,724)
   Accounts payable                                                                    (104,504)       (48,312)
   Accrued expenses and other current liabilities                                      (180,298)      (366,840)
   Interest payable, stockholders                                                        64,343         36,016
      Interest payable, convertible debt                                                250,244
   Deferred revenue                                                                    (180,020)       126,335
                                                                                    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                                (1,069,317)    (1,568,576)
                                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment                                          (1,305)        (3,749)
Payments for software development costs                                                 (65,455)      (355,260)
Payments of security deposits                                                              (800)            --
                                                                                    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                                   (67,560)      (359,009)
                                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of financing costs                           29,750
Proceeds from notes payable, stockholders                                               234,000        899,500
Principal repayments of notes payable, stockholders                                     (21,000)       (57,850)
Proceeds from notes payable, convertible debt                                         1,682,500      2,000,000
Payments made for debt issuance costs relating to notes payable, convertible debt      (155,802)      (333,983)
Proceeds from notes payable, other                                                       33,000             --
Principal repayments of notes payable                                                  (606,667)      (575,000)
Principal payments for obligations under capital leases                                 (28,455)       (32,198)
                                                                                    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             1,137,576      1,930,219
                                                                                    -----------    -----------

NET INCREASE IN CASH                                                                        700          2,634

CASH, BEGINNING OF PERIOD                                                                   500          8,161
                                                                                    -----------    -----------
CASH, END OF PERIOD                                                                 $     1,200    $    10,795
                                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
 cash paid during the period for interest                                           $     1,392    $    45,198
                                                                                    ===========    ===========


                     See accompanying notes to condensed consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 2004.

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

3.    COMMON STOCK

      On May 3, 2005 the stockholders voted to increase the amount of authorized shares from 250,000,000 to 8,500,000,000.


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

      Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company's net loss and net loss per common share would have been the following pro forma amounts for the three-month periods ended September 30, 2005 and 2004.

                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                   --------------------------    --------------------------
                                                       2005           2004           2005           2004
                                                   -----------    -----------    -----------    -----------
Net loss applicable to common stockholders,
 as reported                                        (1,056,287)   $  (997,183)    (3,012,016)   $(2,068,179)
Deduct
Total stock-based compensation expense
 determined under fair value method for all awards,
 net of related tax effect                               1,526         11,131          7,151         34,832

Pro Forma                                           (1,057,813)   $(1,008,314)    (3,019,167)   $(2,103,011)

Basic and diluted EPS
 As reported                                       $     (0.06)   $     (0.07)   $     (0.18)   $     (0.15)
 Pro Forma                                         $     (0.06)   $     (0.07)   $     (0.18)   $     (0.15)

      The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of approximately 15%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.20% and 4.13% for September 30, 2005 and 2004, respectively.

6.    GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of $3,012,016 and has negative cash flows from operations of $1,069,316 for the nine months ended September 30, 2005, and has a working capital deficit of $4,128,834 and a stockholders' deficit of $6,127,626 as of September 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2005, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following at September 30, 2005

      ACCRUED EXPENSES
      Sales tax                                    $   103,582
      Payroll taxes                                    490,292
      Compensation                                     331,702
      Commissions                                      121,168
      Other accrued expenses                           225,855
                                                   -----------
      Total                                        $ 1,272,599
                                                   ===========

Payroll Tax Payment  Agreement with IRS

      On April 30, 2004, the Company entered into an installment agreement with the United States Internal Revenue Service ("IRS") to pay overdue payroll taxes and penalties of totaling $1,233,101 under the terms of which the Company will pay a minimum of $35,000 each month, commencing June 28, 2004, until it has paid the withholding taxes due in full, to be completed in thirty-six month period by April 30, 2007. If the Company is unable to fulfill this agreement, the IRS could take possession of the Company's assets. As of September 30, 2005, the company has made all required payments to the IRS. The Company has recorded the portion of the payroll taxes of $150,000 to be paid in the remaining monthly periods of 28 through 36 within the agreed upon payment plan in the long term liabilities section under the heading "Payroll taxes payable-long term" section of the balance sheet.

8.    NOTES PAYABLE, STOCKHOLDERS

The following table provides a reconciliation of these loans to the current and long term sections of the balance sheet as well notes regarding the extension of the loans from Mr. Carey:

------------------------------------------------------------------------------------------------------------------------------------
                                                    Balance at September 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Original     Extended
                                              Current    Long Term      Total   Term/Due Date     To
------------------------------------------------------------------------------------------------------------------------------------
Stockholder - Christopher J. Carey
------------------------------------------------------------------------------------------------------------------------------------
Stockholder Bridge Loan                        60,000                  60,000   3 mos due                $20,000 principal payment
                                                                                9/18/03         11/1/05  Dec 2004 $20,000 principal
                                                                                                         payment in June 2003
------------------------------------------------------------------------------------------------------------------------------------
Stockholder Bridge Loan                       300,000                 300,000   3 mos due
                                                                                9/18/03         11/1/05
------------------------------------------------------------------------------------------------------------------------------------
Stockholder Loan                              268,000      254,600    522,600   18 mos du                Principal balance reduced
                                                                                                         by $543,000 debt to equity
                                                                                                         conversion and reallocation
                                                                                                         of accrued compensation and
                                                                                                         travel and entertainement
                                                                                                         originally included in
                                                                                                         loan.
                                                                                12/31/03        12/1/05
------------------------------------------------------------------------------------------------------------------------------------
Christopher J. Carey - AC Trust Fund          375,404                 375,404   12 mos due
                                                                                9/30/03         11/1/05
------------------------------------------------------------------------------------------------------------------------------------
Christopher J. Carey - CC Trust Fund          355,127                 355,127   12 mos due
                                                                                9/30/03         11/1/05
------------------------------------------------------------------------------------------------------------------------------------
Total-Stockholder - Christopher J, Carey    1,358,531      254,600  1,613,131
------------------------------------------------------------------------------------------------------------------------------------
Stanford                                                   875,000    875,000   3 yrs due
                                                                                3/2007
------------------------------------------------------------------------------------------------------------------------------------
Totals                                      1,358,531    1,129,600  2,488,131
------------------------------------------------------------------------------------------------------------------------------------


9.    COMMITMENTS AND CONTINGENCIES

Callable Secured Convertible Notes

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

On July 15, 2005, the Investors purchased $850,000 in Notes and received Warrants to purchase 1,700,000 shares of our common stock. We received gross proceeds in cash in the amount of $282,500 on July 18, 2005 and $567,500 was placed in escrow of which $182,500 has been distributed through September 30, 2005.

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

                                               Three months      Nine months
                                              ended September   ended September
                                                 30, 2004          30, 2004
                                              ---------------   ---------------
                Net Loss                        ($10,904)         ($47,258)

Basic and diluted loss per common share          ($0.001)          ($0.003)

10.      SUBSEQUENT EVENTS

On July 15, 2005, the Investors purchased $850,000 in Notes. We received gross proceeds in cash in the amount of $282,500 on July 18, 2005 and $567,500 was placed in escrow of which of which $182,500 has been distributed through September 30, 2005. Subsequent to the balance sheet date, we received additional proceeds in the amount of $210,000 on October 6, 2005 and $150,000 on November 9, 2005.

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

OUR HISTORY

      We were incorporated as a Nevada corporation on September 8, 2000, under the name TDT Development, Inc. On May 16, 2002, we acquired Stronghold Technologies, Inc., a New Jersey corporation referred to herein as our "Predecessor Entity", pursuant to a merger of the Predecessor Entity into our wholly-owned subsidiary, TDT Stronghold Acquisition Corp., referred to herein as "Acquisition Sub". As consideration for the merger, we issued 7,000,000 shares of our common stock, par value $0.0001 per share, to the stockholders of the Predecessor Entity in exchange for all of the issued and outstanding shares of the Predecessor Entity. Following the merger, Acquisition Sub, the survivor of the merger, changed its name to Stronghold Technologies, Inc. (NJ) and remains our only wholly-owned subsidiary. On July 11, 2002, we changed our name from TDT Development, Inc. to Stronghold Technologies, Inc. On July 19, 2002, we exchanged all of the shares that we held in our two other wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc., which conducted an import and distribution business specializing in truffle-based food product, for 75,000 shares of our common stock held by Mr. Pietro Bortolatti, our former president.

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

      Bad  debt  expenses  are  also  included   under   Selling,   General  and
Administrative Expenses. The policy for recognition of bad debt expenses established for the year end December 31, 2003 is still in effect. This policy has been established utilizing the amount of future returns estimated based on historical calculations, technology obsolescence and return period. We have set the policy for reserves for doubtful accounts at 20% of our accounts receivables to account for estimated rights of returns and uncollectible accounts. This is based on a historical return rate of 18% for 2003 and 16% in 2004. In the first full operating year of 2002 the return rate was 25%. The estimate for total returns in the life of our company as of September 30, 2005 is 26 returns on 121 sales for a return rate of 21.4 % for the life of operations. In recognizing revenue, we consider the following factors:

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND THREE MONTHS ENDED SEPTEMBER 30, 2004.

      REVENUE

      For the quarter ended September 30, 2005, we had revenue of $189,782 compared with revenue of $475,969 for the quarter ended June 30, 2004. Revenue is generated from software license and system installation, maintenance support and service revenues. Revenues for the three months ended September 30, 2005 are broken down as follows:

                                              THREE MONTHS  THREE MONTHS
                                                 ENDED         ENDED
                                                SEPT 30,      SEPT 30,
                                                 2005           2004       $ Change     % Change
                                              -----------   -----------   ------------  ---------
Software License & System Installation        $    19,827   $   328,667   $   (308,840)    -93.97%
Support Maintenance                               155,030       132,969         22,061      16.59%
Services                                           14,925        13,500          1,425      10.56%
                                              -----------   -----------   ------------  ---------
Total Revenue                                 $   189,782   $   475,136   $   (285,354)    -60.06%

      This decrease in revenue of $285,354 or 60.06% is primarily attributed to the steps we made to address our limited funding that included reductions of our sales, marketing and client consultant staffs that resulted in fewer installations.

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

      COST OF SALES

      Cost of sales on a percentage basis increased to 36.03% of revenue for the three months ended September 30, 2005 as compared to 37.13% of revenue for the three months ended September 30, 2004 for a net decrease of 1.10%. The table below shows the Cost of Sales and percentage by category and the comparison in dollars and percentage for the three months ended September 30, 2005 and three months ended September 30, 2004. The increase in Cost of Sales as a percentage of revenue of 1.10% is primarily attributed to the centralization of all client support functions to the Company's headquarters in New Jersey, the outsourcing of in the field on site support instead of local Company employed Consultant resources, and the continuing reduction of costs for hardware. We believe that the future operations of the Company will be consistent with this Cost of Goods Sold as a percentage of revenue.

-----------------------------------------------------------------------------------------------------------------------------
                                                    Q3 2005         Q3 2004          Q3 2005         Q3 2004
Cost of Sales                                       Dollars         Dollars       % of Revenue     % of Revenue      % Change
                                                    -------         -------       ------------     ------------      --------
Hardware Components                                 $12,553         $ 78,323           6.61%           16.48%         -9.87%
Client Software & Licensing                           5,975           23,131           3.15%            4.87%         -1.72%
Distribution Fees                                       951                            0.50%              --           0.50%
Subcontractors                                        5,916            4,387           3.12%            0.92%          2.19%
Misc Installation Costs                               1,074            1,611           0.57%            0.34%          0.23%
Installations/Travel                                  3,025           30,000           1.59%            6.31%         -4.72%
Repairs                                                                  630           0.00%            0.13%         -0.13%
Shipping                                              1,191            9,510           0.63%            2.00%         -1.37%
Labor                                                37,696           28,811          19.86%            6.06%         13.80%
Total Cost of Sales                                 $68,381         $176,403
-----------------------------------------------------------------------------------------------------------------------------
Total Cost of Sales % of Revenue                      36.03%           37.13%                                         -1.10%
-----------------------------------------------------------------------------------------------------------------------------

      GROSS PROFITS

      We generated $121,401 in gross profits from sales for the quarter ended September 30, 2005, which was a decrease of $107,482 from the quarter ended September 30, 2004, when we generated $175,863 in gross profits. Our gross profit margin percentage was essentially unchanged at 63.97% in the quarter ended September 30, 2005 and 63.05% in the quarter ended September 30, 2004.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Total Selling, General and Administrative expenses in the quarter ended September 30, 2005 were $332,242, a decrease of 57.02% or $440,778 from the quarter ended September 30, 2004 of $773,020. The reduction in expense is primarily attributable to the reduction of staff from 22 in September 30, 2004 to 8 in the quarter ended September 30, 2005. The significant reduction in staffing resulted in a reduction of payroll expenses of $254,971 which was the largest portion of the $332,242 reduction.. Other significant expense reductions within selling, general and administrative expenses for the quarter ended September 30, 2005 and September 30, 2004 included the following:

      o     Marketing expense of $20,133

      o     Employee benefits of $18,279

      o     Legal expense of $11,172

      o     Accounting costs of $41,767 and

      o     Travel and automobile expenses reductions of $46,641

      Our interest and penalty expense increased from $349,988 in the quarter ended September 30, 2004 to $639,773 in the quarter ended September 30, 2005. This increase of $289,785 is primarily due to the non-cash category of interest expense resulting from the Beneficial Conversion Expense attributed to the AJW Convertible Notes. This non-cash category expense is attributed to the Company's adherence to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instrument". The Company recorded $494,007 of Beneficial Conversion Expense in the third quarter of 2005 as compared $229,166 in the third quarter of 2004. Additionally, the Company also incurred additional interest charges of $119,371 attributable to the convertible debt of $4,032,500 and an additional $17,643 for debt financing of $875,000 provided by Stanford.

      OPERATING LOSS

      The Company's operating losses decreased by $262,073 in comparing the quarter ended September 30, 2005 to the quarter ended September 30, 2004, which were $210,841 and $472,914 respectively. This decrease in losses is primarily attributed to the significant reduction in selling, general and administrative expenses of $440,778 for the comparative periods.

      NET LOSS

      We had a net loss of $1,056,287 for the quarter ended September 30, 2005 compared to $997,183 for the quarter ended September 30, 2004, resulting in an increase in net losses of $59,104. This increase of net losses of 5.93 is primarily attributable to the $289,785 increase in interest, offset by a reduction in operating losses of $262,073.

      Our loss per share was $.05 with a weighted average of 17,287,349 shares outstanding in the quarter ended September 30, 2005 as compared to $0.07 loss per share in the quarter ended September 30, 2004 with a weighted average of 16,991,761 shares outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      As of September 30, 2005, our cash balance was $1,200. We had a net loss of $1,056,287 for the quarter ended September 30, 2005. We had a net operating loss of approximately $13,250,000 for the period from May 17, 2002 through September 30, 2005 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of September 30, 2005 was $117,766, less allowance for doubtful accounts of $20,736, and $543,920 as of the quarter ended September 30, 2004, less allowances for doubtful accounts of $181,750. The reason for the decrease in accounts receivable, less doubtful accounts was due to the decrease in revenues. Accounts receivable balances represent amounts owed to us for new installations and maintenance, service, training services, software customization and additional systems components.

      As of September 30, 2005, the Company had the following financing arrangements:

DEBT LIABILITY SUMMARY TABLE
Current Debt liabilities
 IRS Payment Plan                                                                                    490,000
 Interest payable, stockholders (founding shareholder)                                               462,711
 Interest payable, other                                                                             250,244
 Notes payable, stockholders, current portion (founding shareholder)                               1,358,531
                                                                                              --------------
       Total Debt current liabilities                                                              3,067,386
                                                                                              --------------

LONG-TERM DEBT LIABILITIES
 Notes payable, stockholders, less current portion (founding shareholder and Stanford)             1,129,600
 Note payable, convertible debt, net of debt issuance costs of $1,285,955                          1,779,962
 IRS Payment Plan (Long term portion)                                                                150,000
                                                                                              --------------
       Total long term Debt liabilities                                                            3,059,562
                                                                                              --------------


      With respect to liabilities for real property leases, the following table summarizes these obligations:

                                        Months       Balance
Location       Date        Term       Remaining     on Lease
--------     --------    ---------    ---------    ---------
   NJ        8/1/2003    55 months        33       $ 186,216
   VA        6/1/2004    24 months        11       $ 203,751
                                                   ---------
                                      Grand Total  $ 389,967
                                                   =========

FINANCING NEEDS

      To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception; we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $1,050,000 and have negative cash flows from operations of approximately $1,070,000 for the nine months ended September 30, 2005, and have a working capital deficit of approximately $4,128,000 and a stockholders' deficit of approximately $6,128,000 as of September 30, 2005. These conditions raise substantial doubt about our ability to continue as a going concern. During 2005, our management will rely on raising additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

We entered into a third Securities Purchase Agreement with the Investors on July 15, 2005 for the sale of (i) $850,000 in callable secured convertible notes and
(ii) common stock purchase warrants to buy 1,700,000 shares of our common stock. On July 15, 2005, the Investors purchased $850,000 in callable secured convertible notes and received common stock purchase warrants to purchase 1,700,000 shares of our common stock. We received gross proceeds in cash in the amount of $282,500 on July 18, 2005 and $567,500 was placed in escrow of which $182,500 has been distributed through September 30, 2005. Subsequent to the balance sheet date, we received additional proceeds in the amount of $210,000 on October 6, 2005 and $150,000 on November 9, 2005.

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

      We received gross proceeds in cash in the amount of $282,500 on July 18, 2005 and $567,500 was placed in escrow of which $182,500 has been distributed through September 30, 2005. Subsequent to the balance sheet date, we received additional proceeds in the amount of $210,000 on October 6, 2005 and $150,000 on November 9, 2005.

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

      As of November 18, 2005, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.03 and, therefore, the conversion price for the secured convertible notes was $.0075. Based on this conversion price, the $4,500,000 callable secured convertible notes, excluding interest, were convertible into 600,000,000 shares of our common stock.

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

SOFTWARE DEVELOPMENT CAPITALIZATION POLICY

      Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. During quarter ended September 30, 2005, our development team focused on enhancements to existing features to support the company's new technical support model. None of these costs were capitalized. This compares with $77,739 for the quarter ended September 30, 2004. We capitalized a total of $407,505 of development costs for the twelve month period ended December 31, 2004.

ITEM 3.  CONTROLS AND PROCEDURES

      Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on this evaluation, our chief executive officer concluded that as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including its consolidated subsidiaries, is made known to our chief executive officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II -

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

      On July 15, 2005, the Investors purchased $850,000 in callable secured convertible notes and received common stock purchase warrants to purchase 1,700,000 shares of our common stock. We received gross proceeds in cash in the amount of $282,500 on July 18, 2005 and $567,500 was placed in escrow of which $182,500 has been distributed through September 30, 2005. Subsequent to the balance sheet date, we received additional proceeds in the amount of $210,000 on October 6, 2005 and $150,000 on November 9, 2005.

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

      As of November 18, 2005, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.03 and, therefore, the conversion price for the secured convertible notes was $.0075. Based on this conversion price, the $4,500,000 callable secured convertible notes, excluding interest, were convertible into 600,000,000 shares of our common stock.

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

      None.

ITEM 6.  EXHIBITS


31.1     Certification  of Chief  Executive  and Financial  Officer  pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification  of Chief  Executive  and Financial  Officer  pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of November 2005.

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

Dated: As of November 21, 2005