Form 10KSB
period 2005-12-31
STRONGHOLD TECHNOLOGIES INC
filed 2006-04-17
CIK 1133598

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,
2005 Commission File No. 333-54822

STRONGHOLD TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	22-376235
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

PO Box 523, Mendham, NJ	07945-0523
(Address of Principal Executive Offices)	(Zip Code)

(908) 903-1195

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
Yes: [X] No: [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Registrant's revenues for fiscal year ended December 31, 2005: $943,735

State the aggregate market value of the common stock held by non-affiliates of the Registrant: $855,553 as of April 7, 2006 based on the closing sales price of $0.65 on that date.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 7, 2005:

Class	Number of Shares
Common Stock, $0.0001 par value	37,688,793

The following documents are incorporated by reference into the Annual Report on Form 10-KSB: None.

Transitional Small Business Disclosure Format

Yes: [_] No: [X]

Index to Consolidated Financial Statements

-i-

Index to Consolidated Financial Statements

PART I

Item 1. BUSINESS

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

Our principal executive offices mailing address is PO Box 523, Mendham, NJ 07945. Our telephone number is 908-903-1195 and our Internet address is www.strongholdtech.com.

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

Index to Consolidated Financial Statements

We are engaged in the business of selling, marketing and installing an Intel based server that, together with wireless handheld PDA's, manages the auto dealer-client relationship. Our DealerAdvance(TM) suite of Customer Relationship Management ("CRM") software has been designed to assist auto dealerships in collecting cliental contact information, following up on sales prospects and aiding dealership sales person in finalizing the sale of its automobiles. We are in various stages of development of complimentary CRM systems, including a web based compliment to DealerAdvance which will provide for the posting of dealership inventory and other information for prospective buyers.

DESCRIPTION OF PRODUCTS

Most auto dealerships rely on a paper based process to capture its prospects and track their progress to purchasing a vehicle. This paper process is difficult to manage due to high turnover and skills of the typical sales force. Management does not have the tools to determine how many opportunities have been generated and if they are receiving follow up after leaving the dealership. DealerAdvance prompts the salesperson to capture more information about each prospect and advises them of the appropriate follow up activities. When a customer is ready to purchase a vehicle, the system aids the dealership in completing the sales through features such as forms printing. Management is able to view dealership traffic in real-time, by salesperson, and can easily pinpoint deficiencies in the capture and follow up process. The DealerAdvance Sales Solution(TM) has been designed to allow sales associates of our customers to maintain on the handheld units and on workstations, a personal calendar and instructions on follow-up tasks. Sales associates, using the handheld units or a workstation, collect customer contact information and other data relevant to the customer's automotive needs.

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

The DealerAdvance Sales Solution(TM) provides certain advantages to automobile dealerships, including:

o	convenient use associated with handheld mobile communications;

o	use from existing workstations;

o
access to competitive and proprietary industry information from a variety of sources, such as convenient access to vehicle identification numbers, drivers license numbers and reverse telephone number information which provides home addresses;

o	employee access to sales contracts as well as access to sales and performance reports; and

o	allows integration with existing automotive dealer accounting and business systems such as ADP and Reynolds and Reynolds.

The DealerAdvance Sales Solution(TM) has been designed to be a comprehensive CRM system implemented through the use of a wireless handheld device or through workstations connected to a server that distributes the functional applications to the units. Sales associates can also maintain on the handheld units or their workstations a personal calendar and instructions on follow-up tasks. Sales associates collect customer contact information and other data relevant to the customer's automotive needs. The DealerAdvance Sales Solution technology aids automobile dealerships in making sales transactions quicker and more efficient.

The DealerAdvance Sales Solution(TM) offers features that aid in automobile sales and service such as:

o	enabling a high sales capture rate on walk-in, phone-in and Internet customers;

o	streamlining and simplifying sales and follow-up processes;

o	providing current and comprehensive information and data for new and used car inventory, including information regarding competing products, and customer history with the dealership;

o	providing performance data and analysis on each member of a sales team; and

o	providing management with valuable and relevant transaction information on a real-time basis.

Index to Consolidated Financial Statements

A user can enter data via the DealerAdvance application running on any desktop or handheld unit. Data can be entered into the system typed by the user, through drivers’ license scanning, or via a DealerAdvance Import tool. Data entered by the user is transmitted to the server in real time.

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

Users also have the ability to manually schedule activities with a customer. All activities are displayed on the user's work plan in chronological order. The user may select any activity, view the details of the activity and customer information and complete the activity.

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

The DealerAdvance Suite includes Master Server Software, which manages all customer data and access to third party services. One copy of server software is required for each dealership. DealerAdvance Desktop Application, which is used to access customer data, present work plans, reports and logs, scan drivers’ licenses, and manage user access to the system. This application must be installed on each desktop in the dealership. Each Dealership receives a license to install an unlimited number of desktops associated with a particular DealerAdvance Server. DealerAdvance Handheld Application, which is used to access customer data, present work plans, product comparison and available inventory. Each dealership must purchase a license of this application for each handheld in use at the dealership.

The system has the following features:

o	Prospect capture and profiling, which allows the user to input the required information, reverse phone lookup, duplicate record checking, electronic guest sheet and capture signatures electronically.

o
The system tracks compliance with National Registry and Dealership specific DNC (do not call) list. Customers marked "DNC" have phone number hidden to avoid accidental calling. In addition, the dealer can print a report to insure compliance.

o	The system can scan and authenticate driver licenses.

o	Provides a call management system for follow ups.

o	Provides daily work plan and appointment scheduling with appointments and calls for salespeople.

o	Generates prospect reports, scoreboard, appointment calendar and activity reports sorted by salesperson.

o
Receives leads from all internet lead sources and manage follow up from DA. Features include: route leads to a specific user based on lead source, auto responders, templates, customers using multiple lead sources, lead protection.

DEALERADVANCE is compatible with and works with:

o	Intel Based Server running Red Hat Linux

o	Wireless Network Access Points (802.11 - WiFi). We supply a model made by Vivato but any 802.11b compliant Access Point will work.

o	Windows 98, 2000, XP.

o	Magnetic Stripe Reader or 2D Bar Code Scanner.

Index to Consolidated Financial Statements

We use commercially available off the shelf products primarily purchased from Dell and Compaq. All these products are typically available on demand within reasonable ordering and receipt cycles that range from one to ten days.

We installed Version 1.0 of the DealerAdvance Sales Solution(TM) in six pilot dealerships during 2001. The initial release contained the ability to capture and display information about a prospective customer, search the dealership inventory, display competitive product information, a financial calculator, and paging functionality from a wireless handheld. Drivers’ license scanning, from a desktop station, was introduced for the State of California. Stronghold introduced Version 2.0 of DealerAdvance Sales Solution(TM) at all of its sites by the end of September 2001. Version 2.0 offered an electronic desk log, email and internet access from the handheld, printing of correspondence (forms letters), a reporting engine, the printing of sales forms, and the ability to import prospect records from 3rd party sources.

We introduced Version 3.0 of our software in the quarter ended March 31, 2002. Version 3.0 introduced the CRM rules engine, which allowed the system to automatically schedule and manage customer follow up activities for salespeople based on rules established by the dealership management. Other features included DMS deal creation (allowing a user to pass information from DealerAdvance to the DMS), management reporting, and the expansion of drivers’ license scanning to include 39 states (through a partnership with Intellicheck).

In the quarter ended June 30, 2002, through our wholly owned subsidiary, we introduced Version 3.1 of the software to improve the communication protocol between the handheld and the DealerAdvance Server. In the first quarter of 2003, we released Version 3.2 with new features including reverse phone lookup (via partnership with Acxiom), searches for duplicate customer records, wireless PDA trade appraisal, electronic buyers order, nightly download of sold customers from the DMS, and customer search. Additional functionality was added to the rules engine, forms printing, management functions were added to the PDA, 3rd party data imports, and customer tracking.

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

Version 3.4 released in January 2004 introduced integration with WhosCalling? and Call Bright, the two leading providers of phone call management services. The dealer is assigned several toll free numbers to place in a specific advertising outlet (newspaper, TV, radio, etc). When the customer dials the toll free number, the call management service identifies the caller’s information (name, address, demographics) and records the call. The call information and a link to the call recording is passed by the call management service to DealerAdvance. Version 3.4 introduced the ability to receive Internet leads in DealerAdvance. An Internet Manager can view leads and follow up via email with prospective customers that view the dealer's web site or are passed by 3rd party lead providers. Through a subscription service, in Version 3.4, the dealer can maintain their compliance with the National Do Not Call Regulations managed by the FTC. DealerAdvance will automatically determine which customers are safe to call based on the "established business relationship" rules defined in the regulations. The system can produce the documentation required to demonstrate compliance.

Version 4.0 released in April 2004 introduced The Dealer Advance (DA) Campaign Manager feature, designed to provide for the simple, quick, and easy creation of targeted marketing activities. With DA Campaign Manager, a dealership Sales Manager or BDC/CDC Manager can define a sales campaign, including:

▪	Target Audience
▪	Personalized content (text, graphics, web links for click thru)
▪	Campaign Media (letter, email, call, other, combinations)
▪	Follow Up
▪	Sales Contact
▪	Frequency

Index to Consolidated Financial Statements

The 4.0 release is designed to enable a campaign that is a collection of data which define a marketing initiative. The software enables the client to create a Campaign to potential clients captured by the CRM software that include the Campaign Target List, Campaign Material, Content and Client preferences.

From 2002 through 2005, we generally have granted a 60-day performance guarantee period for each new installation. If performance goals were met, the contracts became noncancellable for their terms, usually 36 months As of December 31, 2005, a total of 83 dealers were using the DealerAdvance Sales Solution(tm), down from 91 as of December 31, 2004.

This net reduction of 8 clients represents 12 contracts that came to their term that were not renewed and 4 new client installations. As a result of this first time reversal in growth, the Company has taken proactive measures to reprice and reintroduce the software to the buying marketplace. This is detailed in this Revenues section below. Additionally, in 2006 the Company has discontinued the 60-day performance period guarantee to coincide with the new program.

We will continue to utilize our direct sales force to market the DealerAdvance Sales Solution™ on a national basis. We have established a strong presence in several regions of the United States, and in 2006 we will add business development managers pursuant to an organized growth plan. As of December 31, 2005, we had employees in Northern New Jersey, San Francisco, Washington, DC, Seattle and Dallas.

NEW PRODUCT DEVELOPMENTS

We have identified five major prospect and customer sources within an auto dealership that can be leveraged for revenue and profit: walk in showroom traffic, call-in prospects, internet based leads, the existing owner base of customers and service prospects. The vision for

DealerAdvance™ is to provide a single solution to attack all of these groups to increase profitability and improve customer service in the dealership. DealerAdvance™ provides information captured from prospects, and provides automobile dealerships with the ability to manage prospects and customers through a disciplined follow-up process.

The development plan includes the addition of the following applications and functions:

o
With Version 3.4 introduced in January 2004, we introduced a Call Management application that allows dealerships to automatically capture and track prospects that contact the dealership via phone. This program allows salespeople to retrieve customer information while talking to the customer and to conduct a needs analysis for handling prospect phone calls. The Call Management application automatically generates management logs and reports designed to identify sales associates that need phone skills training. In addition, we have partnered with the two leading Call Management Systems providers, Call Bright and Who's Calling, who provide 800 number and web based system forwarding functions to DealerAdvance™. We have created software to poll the web sites for incoming caller ID and provide prospect assignment, and comparative analysis relating to follow up activities. This application is expected to significantly increase the conversion of call-in prospects to customers.

o
In Version 3.4 we expanded our offerings to include an initial application for Internet Lead Management. Most dealerships secure Internet leads through multiple sources including their own web site, manufacturers' forwarded leads, and subscription services including Autobytel and others. These lead sources are received through DealerAdvance™, which processes a quick response via email, and then passes qualified leads to sales associates for phone follow-up leading to appointment setting. We plan several enhancements to this application.

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

o
In 2006 we will introduce a web based program that will provide for certain customized functions for each dealership client to include inventory, contact information and a promotional credit pull and response. We expect to connect the web site functionality to DealerAdvance™ software and the dealership DMS.

Index to Consolidated Financial Statements

OUR REVENUES

Our revenues are primarily received from system installation, software licenses and system maintenance.
Since the inception of the Company through the end of 2005, the approximate average selling package price of the software system and installation has been approximately $70,000. Additional revenues have been derived from 36 month system maintenance agreements that have a monthly fee that has averaged $750 per month and a total contract value of $27,000.

The revenues derived from these categories from 2002 through 2005 are summarized below:

o
Software License Revenues: This represents the software license portion of the DealerAdvance™ system purchased by our customers. The software and intellectual property of DealerAdvance™ has been developed and is owned by us. The average upfront license cost to the customer has been approximately $35,000.

o
System Installation Revenues: This represents the installation and hardware portion of the DealerAdvance™ system. All project management during the installation is performed by us. The installation and hardware portions include cable wiring subcontracted services and off the shelf hardware and handheld computers ("PDA"s). The average upfront installation cost to the customer has been approximately $35,000.

o
Monthly Recurring Maintenance Revenue: This represents the maintenance and support contract for the DealerAdvance™ system that the customer executes with the system installation. The typical maintenance contract is for 36 months and is $750.00 per month. The average total 36 month maintenance portion of the contact is $27,000. In the four year operating history from 2002 through 205, approximately 50% of all our customers have prepaid the maintenance fees through a third party leasing finance company. These prepaid maintenance fees have provided additional cash flow to us and have generated a deferred revenue liability on or balance sheet.

Historically, the average gross profit and cost of sales for the revenues associated with software licenses and systems installation are summarized in the following table:

Approximate Average Gross Profit per Installation

Software License Revenue	$35,000
System Installation Revenue	$35,000
Gross Revenue per Installation:	$70,000

Gross Profit	GP $	GP %
Software License Revenue	$31,500	90%
System Installation Revenue	$12,600	36%
Gross Revenue per Installation:	$44,100	63%

Cost of Sales
Software License Revenue	$3,500	10%
System Installation Revenue	$22,400	64%
Gross Revenue per Installation:	$25,900	37%

New Revenue Plan for 2006 and the future

From 2002 through 2005, we generally have granted a 60-day performance guarantee period for each new installation. If performance goals were met, the contracts became noncancellable for their terms, usually 36 months. As of December 31, 2005, a total of 83 dealers were using the DealerAdvance Sales Solution(tm), down from 91 as of December 31, 2004.

Index to Consolidated Financial Statements

This net reduction of 8 clients represents 12 contracts that came to their term that were not renewed and 4 new client installations. As a result of this first time reversal in growth, the Company has taken proactive measures to reprice and reintroduce the software to the buying marketplace. This is detailed in this section below. Additionally, in 2006 the Company has discontinued the 60-day performance period guarantee to coincide with the new program.

In order to resume the growth periods of client adoption experienced from 2002 through 2004 that reversed in 2005, the Company has created a new revenue plan that will enable the dealer to rapidly deploy the software by purchasing a base package that includes a desktop version only and providing the wireless network installation as an add on feature.

The price point of the software has also been reduced thereby enabling the dealer to enter into a contract to utilize the system with a minimal upfront expense and a reduced contract period that previously averaged 36 months to 12 months.

The new plan will include a set up and installation fee for the software of $2,500.00 and a monthly fee of $2,500.00. The monthly fee will include both the services associated with the customer relationship management (CRM) software and the maintenance. Approximately $750.00/month of the $2,500/month fee will be allocated to maintenance and the remaining $1,175.00/month will be allocated to customer relationship management (CRM) software. The allocation to maintenance is consistent with prior evidence of clients paying this amount for many years.

The Company will recognize the revenue as earned on a monthly basis as the software system is used. In the event that a client does not renew use of the system after 12 months, then the Company will turn off the software and leave the hardware behind.

In the event that the dealer wishes to purchase the wireless network system and handheld devices, Stronghold will only provide a site license for the wireless network and a per handheld license. The installation and maintenance of the wireless network shall be acquired by the dealer from an outsourced vendor not related to the Company.

Cost of Sales under new revenue plan

The Cost of Goods Sold for new software sales are as follows:

Index to Consolidated Financial Statements

The Gross Profit for new software sales are as follows:

GENERAL AND ADMINISTRATIVE OPERATING EXPENSES

Our general operating expenses are primarily comprised of:

o	Marketing and Selling;

o	General and Administrative; and

o	Development & Operations.

MARKETING AND SELLING

Our marketing and selling expenses include all labor, sales commissions and non-labor expenses of selling and marketing of our products and services.

As a means to conserve capital and deploy an effective and efficient sale and marketing plan, the Company entered into a Letter of Intent, in February of 2006 with one of its distribution partners, Humphries Marketing Group (“HMG”), to provide executive sales and marketing management services. HMG is a boutique advertising agency primarily focused on the automobile retail industry and currently has approximately 20 dealer clients nationwide. Humphries also provides consulting services to members of the National Automobile Dealers Agency (“NADA”) for advertising and CRM services.

The agreement signed is a Letter of Intent and the final definitive documents have not yet been executed, however Stronghold and HMG are operating under the terms that includes a monthly retainer to HMG of approximately $15,000 per month plus travel and a 20% commission payable to HMG.

Additionally, Russ Stryker, the former VP of Sales of Marketing who was terminated by Stronghold Technologies in May of 2005 for budgetary reasons, is a member of HMG and will also be providing sales management services to the Company through HMG.

GENERAL AND ADMINISTRATIVE

Our general and administrative expenses include expenses for all facilities, insurance, benefits, telecommunications, legal and auditing expenses are included as well as the executive management group wage expense.

Index to Consolidated Financial Statements

RESEARCH AND DEVELOPMENT

Since our inception in September 2000, we have spent approximately $4,265,302 on research and development activities. While we have been successful in meeting planned goals in the development and introduction of DealerAdvance Sales Solution™ , there can be no assurance that our research and development efforts will be successful with respect to additional products, or if successful, that we will be able to successfully commercially exploit such additional products.

COMPETITION RELATED TO HANDHELD TECHNOLOGY BUSINESS

We do not believe that we have direct competition for our handheld product. However, we expect competitors in the wireless handheld solutions market in the future. We compete with the traditional CRM providers and the emerging new CRM providers in the retail automotive dealer software market.

Some of our potential competitors include:

o	Automotive Directions, a division of ADP Dealer Services, and a provider of PC-based customer relationship management systems as well as marketing research and consulting services;

o	Higher Gear, a provider of client server based front-end sales and customer relationship management software which serves the retail automotive industry exclusively;

o	Autobase, a provider of PC based front-end software which serves the retail automotive industry exclusively;

o	Cobalt Corporation, a provider of ASP sales prospect management systems and customer relationship management systems which services the retail automotive industry exclusively; and

We believe that our proprietary technology is unique and, therefore, places us at a competitive advantage in the industry. However, there can be no assurance that our competitors will not develop a similar product with properties superior to our own or at greater cost-effectiveness.

MARKETING AND SALES

We have identified a target market of approximately 12,000 automobile dealerships in the United States that meet the base criteria for our system. More specifically, we target a primary market of 6,500 dealerships that sell a minimum of 75 new and used cars each month. Generally, our target market consists of midline dealerships, including brands such as Chevrolet, Ford, Nissan, Volkswagen, Toyota, Honda, Buick, Pontiac, GMC Trucks, Chrysler and Dodge. The reason for this is that midline dealers typically have high prospect and customer traffic, which makes for large untapped prospect opportunities that the client can leverage through the follow-up process from DealerAdvance™. In addition, these dealers often have not made significant investments in sales automation and in Customer Relationship Management systems.

We further qualify our market as dealerships with over $15 million in annual revenue. Obviously, a larger dealership has more traffic, more customer transactions, more sales people, and can more easily justify the investment. Finally, we limit our market to dealerships in those parts of the country where we have sales support coverage.

As a means to conserve capital and deploy an effective and efficient sale and marketing plan, the Company entered into a Letter of Intent, in February of 2006 with one of its distribution partners, Humphries Marketing Group (“HMG”), to provide executive sales and marketing management services. HMG is a boutique advertising agency primarily focused on the automobile retail industry and currently has approximately 20 dealer clients nationwide. Humphries also provides consulting services to members of the National Automobile Dealers Agency (“NADA”) for advertising and CRM services.

The agreement signed is a Letter of Intent and the final definitive documents have not yet been executed, however Stronghold and HMG are operating under the terms that includes a monthly retainer to HMG of approximately $15,000 per month plus travel and a 20% commission payable to HMG.

Additionally, Russ Stryker, the former VP of Sales of Marketing who was terminated by Stronghold Technologies in May of 2005 for budgetary reasons, is a member of HMG and will also be providing sales management services to the Company through HMG.

Index to Consolidated Financial Statements

OUR INTELLECTUAL PROPERTY

We have a trademark for "DealerAdvance™" and have one patent application pending covering the system for management of information flow in automotive dealerships using handheld technology. The patent application is currently being reviewed by the United States Patent and Trademark Office. We may face unexpected competition from various sources if our patent is denied however we do not believe this will have a material impact on our business.

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

EMPLOYEES

As of December 31, 2005, we had a total of 8 full-time employees, of which 4 are dedicated to marketing and sales and regional customer support. As of December 31, 2005, 2 in New Jersey, 1 in Texas, 4 in Virginia, 1 in Texas and 1 in Washington state.

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

We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. We had a net loss of $3,632,448 and $3,029,373 for the fiscal years ended December 31, 2004 and December 31, 2005, respectively. We have an accumulated net operating loss of approximately $12,000,000 for the period from May 17, 2002 through December 31, 2005 to offset future taxable income. Losses prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. We expect to continue to incur net losses and negative cash flows for the foreseeable future. We will need to generate significant additional revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section, as well as numerous other factors outside of our control, including:

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

Index to Consolidated Financial Statements

There Is A Possibility That We Will Be Unable To Obtain Sufficient Funds, Will Incur A Cash Flow Deficit, Therefore Our Business Could Suffer A Loss Of Clients And Employees As Well As A Decrease In Continued Research And Development Efforts.

We believe that our current funds and accounts receivable will only be sufficient for our immediate future, raising substantial doubt about our ability to continue as a going concern. During 2006, the management of the Company will rely on receiving the balance of the $1,450,000 committed by the current investors of Convertible Notes to provide the company with sufficient working capital for the next 12 months. Of the $1,450,000 committed, $250,000 has already been infused into the Company leaving a remaining $1,200,000. In the event that the Company does not meet its business plan in 2006, the balance of the remaining $1,200,000 may not satisfy the working capital requirements and the Company may need to raise additional capital to fund its operations in the fourth quarter of 2006. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Since our inception, we have financed all of our operations through sales of private equity, debt financings and commercial bank loans. Our future capital requirements depend on numerous factors, including:

o	The scope of our research and development;

o	Our ability to successfully commercialize our technology; and

o	Competing technological and market developments.

We Have A Limited Operating History; Therefore It Is Difficult To Evaluate Our Financial Performance And Prospects.

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

We May Fail To Gain Market Acceptance Of Our Products, Therefore Our Business And Results Of Operations Could Be Harmed.

We are still in the early marketing stages of our DealerAdvance™ suite of products. Our first pilot system for DealerAdvance Sales Solution™ was installed in April 2001 and our sixth and final pilot system was installed in September 2001. We implemented a total of 33 additional sites in 2002. As of December 31, 2003, a total of 64 Dealerships were using the DealerAdvance Sales Solution™ in 13 states. As of December 31, 2004 a total of 91 Dealerships were using the DealerAdvance Sales Solution™ and as of December 31, 2005, 83 Dealerships were using the DealerAdvance Sales Solution™. We may experience design, marketing, and other difficulties that could delay or prevent our development, introduction, or marketing of these and other new products and enhancements. In addition, the costs of developing and marketing our products may far outweigh the revenue stream generated by such products. Finally, our prospects for success will depend on our ability to successfully sell our products to key automobile dealerships that may be inhibited from doing business with us because of their commitment to their own technologies and products, or because of our relatively small size and lack of sales and production history.

The nature of our product and technology requires us to market almost exclusively to automobile dealerships. Should any particular dealership or group of dealerships decide not to utilize our services to the extent anticipated, our business may be adversely affected. Large and costly consumer products such as automobiles are sensitive to broad economic trends. Therefore, our business could suffer if automobile dealerships are affected by poor economic conditions. If dealer sales are trending downward, capital expenditures, like those associated with our DealerAdvance™ suite of products, may be delayed or abandoned.

Index to Consolidated Financial Statements

We Depend On Attracting And Retaining Key Personnel To Maintain Our Competitive Advantage, Therefore The Loss Of Their Services May Significantly Delay Or Prevent The Achievement Of Our Strategic Objectives.

In 2005 the Company was unable to retain its Chief Technology Officer, Lenard Berger and its Chief Financial Officer, Robert Nawy, the losses of the services of these executives contributes to this risk of preventing the achievement of Strategic Objectives.

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

Our success is dependent on the vision, technological knowledge, business relationships and abilities of our president, Mr. Carey. Any reduction of Mr. Carey's role in our business would have a material adverse effect on us. Mr. Carey's employment contract expired on December 31, 2004. He continues to function as the Chief Executive Officer and Chairmen of the Board of Directors

Risks Concerning Our Technology

We Obtain Products And Services From Third Parties, Therefore An Interruption In The Supply Of These Products And Services Could Cause A Decline In Sales Of Our Products And Services.

We are dependant upon certain providers of software, including Microsoft Corporation, to provide the operating system for our applications. If there are significant changes to this software, or if this software stops being available or supported, we will experience a disruption to our product and development efforts.

In designing, developing and supporting our data services, we rely on certain device manufacturers, content providers, database providers and software providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our products and services, unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

Competition In The Technology Industry Is Intense And Technology Is Changing Rapidly, Therefore We May Be Unable To Compete Successfully Against Our Current And Future Competitors In The Future.

Many technology and software companies are engaged in research and development activities relating to our range of products. The market for auto dealership technology is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced profit margins and the inability to achieve market acceptance for our products. Our competitors in the field are major international car dealership service companies, specialized technology companies, and, potentially, our joint venture and strategic alliance partners. Many of our competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, sales, service, manufacturing and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technology may be rendered obsolete or uneconomical by technological advances developed by one or more of our competitors.

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

Index to Consolidated Financial Statements

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

The technology and software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of participants in our market increases, the possibility of an intellectual property claim against us could increase. Any intellectual property claims, whether with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from the administration of our business. A third party asserting infringement claims against the Company or our customers with respect to our current or future products may adversely affect us.

Risks Relating to Our Current Financing Arrangement:

There Are a Large Number of Shares Underlying Our Callable Secured Convertible Notes, and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of April 12, 2006, we had 37,688,793 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 1,026,000,000 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 5,530,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. As the market price declines, then the callable secured convertible notes will be convertible into an increasing number of shares of common stock resulting in dilution to our shareholders.

The Continuously Adjustable Conversion Price Feature of Our Callable Secured Convertible Notes Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the Notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the average of the three lowest intraday trading prices for our common stock during the previous 20 trading days as of April 12, 2006 of $0.02.

				Number
			Number	% of
% Below	Price Per	With Discount	of Shares	Outstanding
Market	Share	at 75%	Issuable	Stock
25%	$.0150	$.0038	1,368,000,000	97.32%
50%	$.0100	$.0025	2,052,000,000	98.20%
75%	$.0050	$.0013	4,104,000,000	99.09%

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

Index to Consolidated Financial Statements

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

We entered three Securities Purchase Agreements for the sale of an aggregate of $5,130,000 principal amount of callable secured convertible notes. The callable secured convertible notes are due and payable, with 12% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Index to Consolidated Financial Statements

Risks Relating to Our Common Stock:

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Risks Concerning Our Capital Structure

We are controlled by our President, which, therefore, may result in shareholders having no control over our direction or affairs.

As of December 31, 2005, our President and Chief Executive Officer holds approximately 61% of the voting power of the Company. As a result, he has the ability to control us and direct our affairs and business, including the approval of significant corporate transactions. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control and may make some transactions more difficult or impossible without his support. Any of these events could decrease the market price of our Common Stock.

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

Index to Consolidated Financial Statements

Item 2.  DESCRIPTION OF PROPERTIES

We do not currently own any real property.

The Company leases facilities under an operating lease which expires in January, 2008 and provides for annual base rental of $25,416 plus a proportionate share of operating costs and other expenses. Future aggregate minimum annual rent payments under these leases are approximately as follows:

Year ending December 31,
2006	$25,586
2007	26,612
2008	22,910
$75,108

Rent expense was approximately $90,000 and $107,000 for the years ended December 31, 2005 and 2004, respectively.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Index to Consolidated Financial Statements

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

2004	High	Low

January 1, 2004 - March 31, 2004	$0.85	$0.45
April 1, 2004 - June 30, 2004	$0.60	$0.24
July 1, 2004 - September 30, 2004	$0.27	$0.11
October 1, 2004 - December 31, 2004	$0.40	$0.11

2005	High	Low

January 1, 2005 - March 31, 2005	$0.23	$0.02
April 1, 2005 - June 30, 2005	$0.09	$0.01
July 1, 2005 - September 30, 2005	$0.10	$0.04
October 1, 2005 - December 31, 2005	$0.04	$0.03

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

Index to Consolidated Financial Statements

Our principal executive offices mailing address is PO Box 523, Mendham, NJ 07945. Our telephone number is 908-903-1195 and our Internet address is www.strongholdtech.com.

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
Since the inception of the Company through the end of 2005, the approximate average selling package price of the software system and installation has been approximately $70,000. Additional revenues have been derived from 36 month system maintenance agreements that have a monthly fee that has averaged $750 per month and a total contract value of $27,000.

The revenues derived from these categories from 2002 through 2005 are summarized below:

o
Software License Revenues: This represents the software license portion of the Dealer Advance Service Solution purchased by our customers. The software and intellectual property of Dealer Advance has been developed and is owned by us. The average upfront license cost to the customer has been approximately $35,000.

o
System Installation Revenues: This represents the installation and hardware portion of the Dealer Advance Service Solution. All project management during the installation is performed by us. The installation and hardware portions include cable wiring subcontracting services and off the shelf hardware and handheld computers ("PDA"s). The average upfront installation cost to the customer has been approximately $35,000.

o
Monthly Recurring Maintenance Revenue: This represents the maintenance and support contract for the Dealer Advance Service Solution that the customer executes with the system installation. The typical maintenance contract is for 36 months and is $750.00 per month. The average total 36 month maintenance portion of the contact is $27,000. In the four year operating history from 2002 through 205, approximately 50% of all our customers have prepaid the maintenance fees through a third party leasing finance company. These prepaid maintenance fees have provided additional cash flow to us and have generated a deferred revenue liability on or balance sheet.

Historically, Cost of Sales for software licensing with the installation are estimated at 10% of revenue for reproduction, minor customer specific configurations and the setup cost of interface with the customers DMS. Cost of sales for the system installation has included direct labor and travel, subcontractors and third party hardware.

Index to Consolidated Financial Statements

Historically, the average gross profit and cost of sales for the revenues associated with software licenses and systems installation are summarized in the following table:

Approximate Average Gross Profit per Installation

Software License Revenue	$35,000
System Installation Revenue	$35,000
Gross Revenue per Installation:	$70,000

Gross Profit	GP $	GP %
Software License Revenue	$31,500	90%
System Installation Revenue	$12,600	36%
Gross Revenue per Installation:	$44,100	63%

Cost of Sales
Software License Revenue	$3,500	10%
System Installation Revenue	$22,400	64%
Gross Revenue per Installation:	$25,900	37%

New Revenue Plan for 2006 and the future

From 2002 through 2005, we generally have granted a 60-day performance guarantee period for each new installation. If performance goals were met, the contracts became noncancellable for their terms, usually 36 months. As of December 31, 2005, a total of 83 dealers were using the DealerAdvance Sales Solution(tm), down from 91 as of December 31, 2004.

This reduction net reduction of 8 clients represents 12 contracts that came to their term that were not renewed and 4 new client installations. As a result of this first time reversal in growth, the Company has taken proactive measures to reprice and reintroduce the software to the buying marketplace. This is detailed in this section below. Additionally, in 2006 the Company has discontinued the 60-day performance period guarantee to coincide with the new program.

In order to resume the growth periods of client adoption experienced from 2002 through 2004 that reversed in 2005, the Company has created a new revenue plan that will enable the dealer to rapidly deploy the software by purchasing a base package that includes a desktop version only and providing the wireless network installation as an add on feature.

The price point of the software has also been reduced thereby enabling the dealer to enter into a contract to utilize the system with a minimal upfront expense and a reduced contract period that previously averaged 36 months to 12 months.

The new plan will include a set up and installation fee for the software of $2,500.00 and a monthly fee of $2,500.00. The monthly fee will include both the services associated with the customer relationship management (CRM) software and the maintenance. Approximately $750.00/month of the $2,500/month fee will be allocated to maintenance and the remaining $1,175.00/month will be allocated to customer relationship management (CRM) software. The allocation to maintenance is consistent with prior evidence of clients paying this amount for many years.

The Company will recognize the revenue as earned on a monthly basis as the software system is used. In the event that a client does not renew use of the system after 12 months, then the Company will turn off the software and leave the hardware behind.

In the event that the dealer wishes to purchase the wireless network system and handheld devices, Stronghold will only provide a site license for the wireless network and a per handheld license. The installation and maintenance of the wireless network shall be acquired by the dealer from an outsourced vendor not related to the Company.

Index to Consolidated Financial Statements

Cost of Sales under new revenue plan

The Cost of Goods Sold for new software sales are as follows:

The Gross Profit for new software sales are as follows:

GENERAL AND ADMINISTRATIVE OPERATING EXPENSES

Our general operating expenses are primarily comprised of:

o	Marketing and Selling;

o	General and Administrative; and

o	Development & Operations.

Index to Consolidated Financial Statements

MARKETING AND SELLING

Our marketing and selling expenses include all labor, sales commissions and non-labor expenses of selling and marketing of our products and services.

As a means to conserve capital and deploy an effective and efficient sale and marketing plan, the Company entered into a Letter of Intent, in February of 2006 with one of its distribution partners, Humphries Marketing Group (“HMG”), to provide executive sales and marketing management services. HMG is a boutique advertising agency primarily focused on the automobile retail industry and currently has approximately 20 dealer clients nationwide. Humphries also provides consulting services to members of the National Automobile Dealers Agency (“NADA”) for advertising and CRM services.

The agreement signed is a Letter of Intent and the final definitive documents have not yet been executed, however Stronghold and HMG are operating under the terms that includes a monthly retainer to HMG of approximately $15,000 per month plus travel and a 20% commission payable to HMG.

Additionally, Russ Stryker, the former VP of Sales of Marketing who was terminated by Stronghold Technologies in May of 2005 for budgetary reasons, is a member of HMG and will also be providing sales services to the Company through HMG.

GENERAL and ADMINISTRATIVE

Our general and administrative expenses include expenses for all facilities, insurance, benefits, telecommunications, legal and auditing expenses are included as well as the executive management group wage expense.

DEVELOPMENT and OPERATIONS

Our development & operations expenses include the expenses for the Client Consultant group which advises and supports the installations of our Dealer
Advance(TM) clients.

Bad debt expenses are also included under Selling, General and Administrative Expenses. The policy for recognition of bad debt expenses established for the year end December 31, 2003 is still in effect for 2005, however with the new Revenue plan described in the revenue section that includes the discontinuity of the Right of Retrun, the policy sections regarding the right of return will no longer be required in the future.

This policy had been established utilizing the amount of future returns estimated based on historical calculations, technology obsolescence and return period. The policy for reserves for doubtful accounts was set at 20% of our accounts receivables to accountfor estimated rights of returns and uncollectible accounts. This was based on a historical return rate of 18% for 2003 and 16% in 2004. In the first full operating year of 2002 the return rate was 25%. The estimate for total returns in the life of our company as of September 30, 2005 is 24 returns on 119 sales for a return rate of 20.16% for the life of operations. In recognizing revenue, we consider the following factors:

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

Index to Consolidated Financial Statements

YEAR ENDED DECEMBER 31, 2005 AND YEAR ENDED DECEMBER 31, 2004.

Revenue

For the year ended December 31, 2005 we had revenue of $943,735 compared with revenue of $2,489,790 for the year ended December 31, 2004 for a decrease of 62%. Revenue is generated from software license and system installation, maintenance support and service revenues. Revenues for the years ended December 31, 2005 and December 31, 2004 are broken down as follows:

	2005	2004	$ Change	% Change
Software License & System Installation	$288,200	$1,923,523	$(1,635,323)	-85%
Support & Maintenance	$605,723	$528,887	$76,835	15%
Services	$49,812	$37,380	$12,432	33%
Total Revenue	$943,735	$2,489,790	$(1,546,055)	-62%

Software license and system installation revenue decreased $1,623,323 in 2005to $288,200 as compared to $1,923,523 in 2004 for a decrease of 85%. The company installed 4 sites in 2005 with an average sales price of $51,000 as compared to 27 sites in 2003, with an average sales price of $58,000. The primary reasons for the decrease in revenue can be attributed to 1) a reduction in the number of sales people due to budget constraints and lack of capital which resulted in fewer new dealership sales and 2) repeated concerns in the marketplace about the Company’s ability to continue as a going concern.

Support and maintenance revenues increased $76,835 in 2005 to $605,723 as compared to $528,887 in 2004 for an increase of 15%. This increase was attributable to an increase of 9 sites under maintenance contracts from 84 at the end of 2004 to a maximum of 93 during 2005. Eleven maintenance contracts expired in the 4th quarter of 2005.

Services revenue consisting of 3rd party subscription services increased $12,432 in 2005 to $49,812 as compared to $37,380 in 2004 for an increase of 45%. The increase is attributable to demand for services such as Do Not Call and reverse phone lookup.

Given that the company has continued to generate losses and are reliant on raising capital to support operations, the continued loss of momentum may cause us our revenues to continue to decrease.

Cost of Sales

Cost of sales on a percentage of revenue basis was increased 0.86%% to 34.37% of revenue for the twelve months ended December 31, 2005 as compared to 33.51% of revenue for the twelve months ended December 31, 2004. The table below shows the Cost of Sales and percentage by category and the comparison in dollars and percentage for the twelve months ended December 31, 2005 and twelve months ended December 31, 2004.

Index to Consolidated Financial Statements

	2005	2004	2005	2004
Cost of Sales	Dollars	Dollars	% of Revenue	% of Revenue	% Change
Hardware Components	$90,957	$341,245	9.64%	13.71%	-4.07%
Client Software & Licensing	39,631	97,537	4.20%	3.92%	0.28%
Distribution Fees	3,274	11,810	0.35%	-	0.35%
Subcontractors	21,941	28,987	2.32%	1.16%	1.16%
Misc Installation Costs	3,971	6,661	0.42%	0.27%	0.15%
Installations/Travel	29,063	149,243	3.08%	5.99%	-2.91%
Repairs	80	895	0.01%	0.04%	-0.03%
Shipping	15,630	41,677	1.66%	1.67%	-0.02%
Labor	119,813	156,295	12.70%	6.28%	6.42%
Total Cost of Sales	$324,360	$834,350
Total Cost of Sales % of Revenue	34.37%	33.51%			0.86%

Gross Profits

We generated $619,376 in gross profits from sales for the year ended December 31, 2005, which was a decrease of $1,036,065 from the year ended December 31, 2004, when we generated $1,655,441 in gross profits. Our gross profit margin percentage decreased by 1.14% from 66.49% in the year ended December 31, 2004 to 65.63% in the year ended December 31, 2005.

Selling, General and Administrative Expenses

Total Selling, General and Administrative expenses in the year ended December 31, 2005 were $2,732,954, a decrease of 35.32% or $1,492,698 from the year ended December 31, 2004 of $4,225,652. The significant reduction in expense is primarily attributable to efficiencies gained through the reduction of staff from 21 on December 31, 2004 to 8 in the year ended December 31, 2005. The significant reduction in staffing resulted in a reduction of payroll expenses of $701,255, which was the largest portion of the $1,492,698 reduction. Other significant expense reductions within selling, general and administrative expenses for the year ended December 31, 2005 and December 31, 2004 included reductions as follows:

•	legal expenses of $36,541

•	printing and reproduction expenses of $40,427

•	travel and automobile expenses reductions of $175,504

•	marketing expenses of $47,047.

•	employee benefits of $60,192

•	consultant expenses of $26,853

Our interest and penalty expense increased from $327,429 in the year ended December 31, 2004 to $747,383 in the year ended December 31, 2005. This increase of $419,954 is primarily due to interest expense attributed to the AJW Convertible Notes.

Index to Consolidated Financial Statements

Operating Loss

The Company’s operating losses decreased by $456,632 in comparing the year ended December 31, 2005 to the year ended December 31, 2004, which were $2,113,579 and $2,570,211, respectively. This improvement in operating loss despite the significant reduction in revenues is due to the significant reductions of selling, general and administrative expenses of $1,492,698.

Net Loss

We had a net loss of $3,632,448 for the year ended December 31, 2005 compared to $3,029,373 the year ended December 31, 2004, an increase in the net loss of $603,075. This increase of net loss of 19.9% is attributable to a decrease of revenue, increased interest expense and liquidated damages associated with the convertible debt Registration Rights Agreement. Our loss per share also reduced to $.17 loss per share with a weighted average of 16,997,444 shares outstanding in the year ended December 31, 2005 as compared to $0.21 loss per share in the year ended December 31, 2004 with a weighted average of 14,081,263 shares outstanding.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

As of December 31, 2005, our cash balance was $67,060.We had a net loss of $3,632,448 for the fiscal year ended December 31, 2005. We had a net operating loss of approximately $12,000,000 for the period from May 17, 2002 through December 31, 2005 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of December 31, 2005, less allowance for doubtful accounts of $60,000, was $43,437, and $523,689 as of the year ended December 31, 2004, less allowances for doubtful accounts of $219,891,.The reason for the decrease in accounts receivable of $420,252 when comparing accounts receivable as of December 31, 2005 to December 31, 2004 was due to the decrease in revenues, a faster collection cycle and elimination of 30 to 60 day performance period Accounts receivable balances represent amounts owed to us for maintenance, service, training services, software customization and additional systems components.

As of December 31, 2005, we had the following financing arrangements:

Debt Liability Summary Table
Current Debt liabilities
IRS Payment Plan	329,830
Interest payable, stockholders (founding shareholder)	1,039,315
Notes payable, stockholders, current portion (founding shareholder)	1,352,531
Total Debt current liabilities	3,227,576

Long-term Debt liabilities
Notes payable, stockholders, less current portion (founding shareholder and Stanford)	875,000
Note payable, convertible debt	4,496,389
IRS Payment Plan (Long term portion)	45,000
Total long term Debt liabilities	5,416,389

Index to Consolidated Financial Statements

With respect to liabilities for real property leases, the following table summarizes these obligations:
			Months	Balance
Location	Date	Term	Remaining	on Lease
VA	11/4/2005	36 mos	34	$97,622

FINANCING NEEDS

To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception; we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $3,632,000 and have negative cash flows from operations of approximately $2,398,000 for the year ended December 31, 2005, and have a working capital deficit of approximately $5,879,000 and a stockholders' deficit of approximately $10,712,000 as of December 31, 2005. These conditions raise substantial doubt about our ability to continue as a going concern. During 2006, our management will rely on raising additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

As of April 11, 2006, we had a commitment for an additional $1,200,000 financing with the issuance of a convertible note financing of which $200,000 shall be purchased in April 2006 and May 2006 and $100,000 of notes shall be purchased on the final business day of each month from the period of June 2006 through January 2007.,

We expect that the remaining $1,200,000 will provide the necessary cash to support operations throughout 2005 and throughout the first quarter of 2006. In the event that the company is unable to maintain its sales volume, collect current receivables and sustain operations until the final $1,200,000 is received, we may be unable to continue operations. Additionally, in the event that the Investors invoke their right to terminate additional purchases with 30 days notice during the financing period of the $1,200,000 detailed above, the Company could find itself without cash to support operations and unable to perform regular business.

We expect our capital requirements to increase significantly over the next several years as we continue to develop and market the DealerAdvance™ suite and as we increase marketing and administration infrastructure and develop capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives, the cost of hiring and training additional sales and marketing personnel and the cost and timing of the expansion of our marketing efforts.

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

Index to Consolidated Financial Statements

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

On September 30, 2002, we renegotiated the $1,200,000 promissory note with Mr. Carey pursuant to a requirement contained in the promissory note with UnitedTrust Bank. According to the new terms of the loan, Mr. Carey extended the repayment of the principal amount until December 1, 2005. On December 1, 2005 Mr. Carey extended the term of the loan to May 31, 2006.Until such time as the principal is paid, we will pay an interest only fee of 12% per year. As of December 31, 2005, $262,000 was outstanding under the promissory note issued to Mr. Carey.

On September 30, 2002, we entered into a loan agreement with CC Trust Fund to borrow an amount up to $355,128. Christopher Carey Jr., Mr. Carey's son, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust. This bridge loan was for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the CC Trust Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2003, the CC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the CC Trust Fund agreed to extend the term of their loan to June 30, 2004. On March 30, 2004, the CC Trust Fund agreed to extend the term of their loan to March 31, 2005. On May 1, 2004, the AC Trust Fund agreed to extend the term of their loan to November 1, 2005. On December 31, 2005 the AC Trust Fund agreed to extend the term of the loan to May 31, 2006. As of December 31, 2005, $447,454, including interest, was outstanding under the CC Trust Fund loan agreement.

On September 30, 2002, we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. Amie Carey, Mr. Carey's daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust. This bridge loan is for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2002, the AC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the AC Trust Fund agreed to extend the term of their loan to June 30, 2004. On March 30, 2004, the AC Trust Fund agreed to extend the term of their loan to March 31, 2005. On May 1, 2004, the AC Trust Fund agreed to extend the term of their loan to November 1, 2005. As of December 31, 2005, $470,058, including interest, was outstanding under the AC Trust Fund loan agreement.

On March 18, 2003, we entered into a bridge loan agreement with Christopher J. Carey, for a total of $400,000. The agreement stipulates that the Company will pay an 8% interest rate on a quarterly basis until the loan becomes due and payable on June 30, 2004. We also issued to Mr. Carey 391,754 warrants exercisable for common stock for 10 years at a price of $0.97 per share. On December 30, 2003, Christopher J. Carey agreed to extend the term of the promissory note to June 30, 2004. On May 1, 2004, Christopher J. Carey agreed to extend the term of the loan to June 1, 2005. On June 1, 2005 Mr. Carey extended the loan to May 31, 2006. As of December 31, 2005, $394,995, including interest, was outstanding under the agreement.

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

Index to Consolidated Financial Statements

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

On January 9, 2004, we were served with a notice of an event of default by United Trust Bank, now PNC Bank, a successor by merger effective January 2004 with United Trust Bank, ("the Bank"), under its Loan Agreement. Pursuant to section 6.01(d) of the Loan Agreement, an Event of Default exists due to the Company's failure to pay Payroll Tax Obligations aggregating in the amount of $1,089,897 as of December 31, 2003 (including estimated penalties and interest). The Company continued to make timely scheduled payments pursuant to the terms of the loan. On April 1, 2004, the Company received a second Notice of Event of Default stating that the Bank had accelerated the maturity of the Loan and declared all principal, interest, and other outstanding amounts due and payable.

Because we were in default under the terms of the loan due primarily to our payroll tax default, the Bank instituted the default rate of interest which was 5% above the "highest New York City prime rate" stated above. We entered into an installment agreement with the United States Internal Revenue Service to pay the withholding taxes, under the terms of which we will pay $100,000 by May 31, 2004 and $35,000 each month, commencing June 28, 2004, until we have paid the withholding taxes due in full.

On April 27, 2004, PNC Bank, N.A., as successor by merger to UnitedTrust Bank filed a complaint in the Superior Court of New Jersey, Law Division, Union County (Docket No. UNN-L_001522-04) against our company and Christopher J. Carey, in his capacity as guarantor, to collect the sums outstanding under the Loan Agreement, dated as of September 30, 2002.

On July 15, 2004, we entered into a fully executed forbearance agreement with PNC Bank, N.A. We made an initial principal payment of $420,000 with the execution of the forbearance. Additionally, we were required to make four consecutive monthly installments of $50,000.00 on August 15, 2004, September 15, 2004, October 15, 2004 and November 15, 2004 followed by the remaining principal on or before December 15, 2004.

On November 12, 2004, our company and PNC Bank agreed upon terms of an amendment to the forbearance agreement whereby by the payment schedule changed to include interest only payments on November 15, 2004, December 15, 2004 and January 15, 2005. We made all interest payments.

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

The Series A amounts and closing dates are as follows:

CLOSING DATE	PURCHASE PRICE
May 17, 2002	$750,000
July 3, 2002	$750,000
July 11, 2002	$750,000
July 19, 2002	$750,000

Index to Consolidated Financial Statements

The warrants issued in 2002 were valued at $294,893 using the Black-Scholes model using the following assumptions and a stock price of $1.50:

o	Conversion price $1.50;

o	expected volatility of 0%;

o	expected dividend yield rate of 0%;

o	expected life of 5 years; and

o	a risk-free interest rate of 4.91% for the period ended June 30, 2002.

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

Index to Consolidated Financial Statements

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

To date, the Investors purchased $4,930,000 in Notes, and received Warrants to purchase an aggregate of 4,930,000 shares of the companies stock, in thirteen different traunches dated June 18, 2004 for $1,000,000, July 21, 2004 for $500,000, October 22, 2004 for $350,000, March 18, 2005 for $650,000, March 31, 2005 for $350,000, May 4, 2005 for $300,000, July 18, 2005 for $282,500, August 30, 2005 for $100,000, October 6, 2005 for $210,000, November 9, 2005 for $150,000, December 31, 2005 for $107,480, February 6 2006 for $180,000 and on March 17, 2006 for $250,000. On Dec 20, 2005 the investors converted $5,186 of the convertible notes into 172,873 shares of common stock.

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

Restatement of financial statements

In connection with the preparation of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2005, the Company's management reviewed the Securities and Exchange Commission’s release on Dec. 1, 2005 entitled “Current Accounting and Disclosure Issues in the Division of Corporation Finance” as Prepared by Accounting Staff Members in the Division of Corporation Finance, U.S. Securities and Exchange Commission Washington, D.C., may impact the reporting of the Convertible Debenture Notes, Stand Alone Warrants and as a result of certain registration rights granted to the investors of these notes, potential Liquidated Damages that were not previously recorded.

Specifically, the Company deemed the Convertible Debt previously reported under EITF 98-5 and EITF 00-27 must now be reported within the guidelines of EITF 00-19 and therefore restatements of previously issued financial statements must be done. In preparing the detail for this restatement, the Company concluded that the fair value of the debt at all points in time was greater than the fair value of the Company in total. This conclusion is the basis that there is no value attributable to the Conversion Feature of this debt.

After reviewing the matter with its current and former independent registered public accounting firms, the Company has identified certain adjustments that necessitate the restatement of its financial statements for the second and third quarters of fiscal 2004, the interim periods of fiscal 2005, and for the fiscal years 2004.

Index to Consolidated Financial Statements

These adjustments reflect the following with respect to the Convertible Debt and Stand Alone Warrants:

Convertible Debt: In accordance with EITF 00-19, since there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, SGHT is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature should be accounted for as a derivative liability, with changes in fair value recorded in earnings each period and therefore the previous reporting in accordance with EITF’s 98-5 and 00-27 for the beneficial conversion feature and debt discount should be restated as such.

In recording the valuation of the Convertible Feature Liability within the restatement, the Company has determined that the fair value of this liability is zero due to the carrying value of the convertible debt exceeding the fair value of the Company. The primary impact of adhering to EITF 00-19 is to eliminate the portion of the debt previously recorded as equity. Additionally, the Company has written off the loan acquisition costs associated with convertible debt, previously recorded as a Deferred Charge asset.

Stand Alone Warrants: The Company determined that the Stand Alone Warrants include a provision in the Registration Rights Agreement for  “partial relief for the damages to the Investors by reason of any such delay in or reduction of their ability to sell the Registrable Securities”. As a result, this relief for the investors should be accounted for as a liability and the previous reporting should be restated as such.

The restatement adjustments to the Company's financial statements for the years ended December 31, 2004 and 2003, respectively, are summarized in Note 5 of the enclosed audited financial statements herein:

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

On March, 18 2005, the Investors purchased an additional $650,000 in Notes and received additional Warrants to purchase 650,000 shares of our common stock, completing the sale of (i) $3,000,000 in callable secured convertible notes (the "Notes") and (ii) stock purchase warrants (the "Warrants") to buy 3,000,0000 shares of our common stock that was agreed upon on June 18, 2004.

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

RESULTS OF OPERATIONS

Operations through May 16, 2002, were comprised solely of our truffle business, which was conducted through our wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc. Operations from May 16, 2002 through June 30, 2002 were comprised of our truffle business (which was divested on July 19, 2002, as described above) and our Dealer Customer Relationahip Management technology business. Our results of operations as described below reflect the treatment of the truffle business as discontinued operations and, therefore, figures from those periods reflect operations of dealership technology business only, other than with respect to other expenses. We believe that a comparison of our truffle business to our technology business is not a relevant analysis. Therefore, results of operations for the fiscal years ended 2001 and 2002 reflect operations of our technology business only.

Index to Consolidated Financial Statements

We entered the Dealership Customer Relationship Management technology business through the acquisition of the Predecessor Entity, which had only twenty-two months of operating history. We are subject to all of the risks inherent in a new business enterprise. Our limited operating history makes it difficult to evaluate our financial performance and prospects. We cannot make assurances at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

REVENUE RECOGNITION POLICY

Revenue is recognized under the guidelines of Statement of Position SOP 97-2 Software Revenue Recognition.

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

Previously in the periods of 2002 through 2005, the Company had also recognized revenue under the guideline of SFAS No. 48 “Revenue Recognition When Right of Return Exists”. Consistent with the new revenue plan of a shorter time commitment and proportionally minimal upfront fees as detailed in the Revenue sections herein, the Company has discontinued the 60 day trial period and the corresponding right of return. Additionally, the Company has also discontinued the third party long term lease arrangement that the Company also used from 2002 through 2005.

The current revenue recognition plan will include a set up and installation fee for the software of $2,500.00 and a monthly fee of $2,500.00. The monthly fee will include both the services associated with the customer relationship management (CRM) software and the maintenance. Approximately $750.00/month of the $2,500/month fee will be allocated to maintenance and the remaining $1,175.00/month will be allocated to customer relationship management (CRM) software. The allocation to maintenance is consistent with prior evidence of clients paying this amount for many years.

Index to Consolidated Financial Statements

The Company will recognize the revenue as earned on a monthly basis as the software system is used. In the event that a client does not renew use of the system after 12 months, then the Company will turn off the software and leave the hardware behind.

DEFERRED REVENUE

Deferred revenue is recorded as a liability when we receive the three year maintenance contact in a one-time advance payment. We then recognize the revenue from the maintenance portion of the contract on a pro rata basis over 36 months as the service is delivered.

SOFTWARE DEVELOPMENT CAPITALIZATION POLICY

Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. For the year ended December 31, 2005, we capitalized $65,455 of development costs in developing enhanced functionality of our DealerAdvance™ products. This compares with $407,585 for the year ended December 31, 2004.

Index to Consolidated Financial Statements

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

Since large consumer purchases are sensitive to broad economic trends, our operations may be affected by general economic conditions. For example, if dealer sales are trending downward, capital expenditures like those associated with our DealerAdvance™ suite of products may be delayed or abandoned.

Our Customers

As of December 2005, the U.S. retail automotive industry consisted of approximately 21,000 franchise dealerships covering all domestic and foreign brands. These franchises are granted for specific geographic territories and allow the franchisee to pursue sales within that territory. In many cases, a franchisee with two or more brands will operate at one location or property (e.g., Honda/Acura or Lincoln/Mercury).

Over the last 10 years, the industry has experienced some consolidation of ownership with large consolidators (large public and private companies) buying up independently owned retail sites and dealer groups. However, the market is still highly fragmented with the 100 top consolidators operating approximately 1,800 dealerships, or only 8.5% of total dealerships.

The Automobile Dealer Software Market

The automotive dealer software industry began as a spin-off of companies providing accounting and business forms to dealerships. Today, two major and one minor providers control the market for DMS, which is primarily an accounting and business system. The major providers are ADP Dealer Services, a unit of ADP, Inc. (40% market share) and Reynolds & Reynolds, an $850 million (in revenue) public company (35% market share). The minor player is Universal Computer Systems (UCS), a privately held company with approximately $150 million in revenues (1% market share). Approximately 98% of dealerships utilize some form of DMS.

Index to Consolidated Financial Statements

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On March 13, 2006, Stronghold Technologies, Inc. (the "Company") engaged the firm of Paritz & Company, PA ("New Auditors") to serve as its independent registered public accountants for the fiscal year ending December 31, 2005. On March 10, 2006 (the "Termination Date"), the Company notified Rothstein, Kass & Company, P.C. ("Former Auditors") that it was terminating Former Auditors' services. The decision to change accountants was recommended and approved by the Company's Audit Committee and Board of Directors.

During the two years ended December 31, 2005, and through the Termination Date, (i) there were no disagreements between the Company and Former Auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Former Auditors would have caused Former Auditors to make reference to the matter in its reports on the Company's financial statements, and (ii) except for Former Auditors' report on the Company's December 31, 2004 financial statements, which included an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern, Former Auditors' reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2004 and 2003 and through the Termination Date, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the two fiscal years ended December 31, 2005, and through the Termination Date, the Company has not consulted with New Auditors regarding either:

1.
The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to New Auditors nor oral advice was provided that New Auditors concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our sole executive officer that acts as both the principal executive officer and principal financial officer. Based on their evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our principal executive officer/principal financial officer has concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

Index to Consolidated Financial Statements

We identified deficiencies in our internal controls and disclosure controls related to the treatment of our convertible debt and the related liquidated damages.

As a result of the identification of the misapplication of US GAAP rules, our principal executive officer/principal financial officer has concluded that, as of December 31, 2005, our internal control over financial reporting was not effective.

Remediation of Material Weaknesses

We have formulated a program to remedy the material weaknesses identified above.

In the second phase of the program, we expect to (i) engaged additional accounting personnel and (ii) increase our auditor’s review work quarterly, as well as, increase the areas reviewed and discussed with the audit committee and auditors beforehand, on any changes in accounting principles or revenue or expense recognition. Specifically, we plan to implement the following remediation measures relating to the identified material weaknesses:

We plan to complete our remediation program during the second and third quarters of fiscal 2006. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index to Consolidated Financial Statements

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages and positions as of December 31, 2003 are as follows:

Name	Age	Position(s)
Christopher J. Carey	52	President, Chief Executive Officer and Director

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

EXECUTIVE OFFICERS

Christopher J. Carey has employment contracts with our company that has completed its term. Mr. Carey continues to serve as the Chief Executive Officer and Chairman of the Board.

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

DIRECTOR COMPENSATION

We granted an initial one-time option grant to purchase 40,000 shares of common stock to each non-employee board member upon election to our board of directors. This one-time grant was awarded to the current non-employee board members on October 7, 2003. The options will vest 50% on each of the first and second anniversaries of the date of grant. The option is exercisable at $.60 per share. In addition, each non-employee director will be granted, on an annual basis, an option to purchase 30,000 shares of our common stock, which will vest 50% on each of the first and second anniversaries of the date of grant. These options were granted in November 2004 and have an exercise price of $.25. All stock options granted to members of our board of directors will have exercise prices equal to the fair market value of the Common Stock on the date of grant. We also reimburse directors for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and any meetings of its committees.

Index to Consolidated Financial Statements

Item 10. EXECUTIVE COMPENSATION

The following table sets forth executive compensation for fiscal years ended December 31, 2004, 2003, 2002 and 2001. We have not paid any bonuses to any of our officers from our inception through the date hereof. All of our executive officers also serve as officers of and are paid by our operating subsidiary. The following table shows compensation paid during the fiscal years ended December 31, 2002 and 2001 by our wholly owned subsidiary to our former president and other former executive officers. The table also provides information regarding executive compensation for our wholly owned subsidiary's current president and three other most highly compensated executive officers. We refer to all of these officers collectively as our "named executive officers."

(1)
Christopher J. Carey became our President and Chief Executive Officer on May 16, 2002, following the merger. Mr. Carey also remains the President, Chief Executive Officer and the sole Director of Stronghold. Mr. Carey's base salary from May 15, 2002 until December 31, 2002 was $260,000, as set forth in his Employment Agreement with Stronghold. The terms of Mr. Carey's Employment Agreement are more fully set forth below. "Other Annual Compensation" consists solely of the reimbursement of automobile expenses. All of Mr. Carey's salary for 2002 has been deferred and accrued. $201,200 of Mr. Carey’s salary and other annual compensation was deferred and accrued in 2003. $210,800 of Mr. Carey’s salary and other annual compensation was deferred and accrued in 2004. $359,600 of Mr. Carey’s salary and other annual compensation was deferred and accrued in 2005.

(2)
Lenard Berger had been our Vice President and Chief Technology Officer since the merger, and held the same positions with our wholly owned subsidiary. Mr. Berger's base salary for the period of July 2001 through July 2002 was $112,000, as set forth in his Employment Agreement. As of July 2002, Mr. Berger's salary increased to $122,000. $36,000 of Mr. Berger’s salary and other annual compensation was deferred and accrued in 2004. Mr. Berger resigned from his position in July 2005. "Other Annual Compensation" consists solely of the reimbursement of automobile expenses.

(3)
Robert Nawy joined Stronghold on July 22, 2003 as Assistant Chief Financial Officer and became the Chief Financial Officer in November 2003. Mr. Nawy's base salary for the period of June 2003 through July 2004 was $180,000, as set out in his Employment Agreement. As of August 1, 2004, Mr. Nawy’s salary increased to $185,400. $15,300 of Mr. Nawy’s salary and other annual compensation was deferred and accrued in 2004. Mr. Nawy resigned from his position with our wholly owned subsidiary in May 2005. "Other Annual Compensation" consists solely of the reimbursement of automobile expenses.

Index to Consolidated Financial Statements

OPTIONS GRANTS

There were no individual grants of stock options under the 2002 Stock Incentive Plan during the fiscal year ended December 31, 2005 to any of the named executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

	SHARES		NUMBER OF SECURITIES
	ACQUIRED	VALUE	UNDERLYING OPTIONS		VALUE OF IN-THE-MONEY OPTIONS
	ON EXERCISE (#)	REALIZED ($)(1)	AT YEAR END (#)		AT YEAR-END ($)(2)
NAME			EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Christopher J. Carey	—	—	—	200,000	—	—

(1)	Based on the difference between the option exercise price and the fair market value of our common stock on the exercise date.
(2)
Based on the difference between the option exercise price and the closing sale price of $0...03 of our common stock as reported on the OTC Bulletin Board on December 31, 2005, the last trading day of our 2005 fiscal year. None of these options are currently in the money.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

CHRISTOPHER J. CAREY

On May 15, 2002, we assumed the employment agreement that was in place between Christopher J. Carey and the Predecessor Entity. Under the terms of the agreement, Mr. Carey's employment as Chairman of the Board, President and Chief Executive Officer continued until December 31, 2004. The agreement may be renewed through mutual agreement of the parties. Mr. Carey receives a base salary of $260,000 per year. Such base salary was increased effective January 1, 2003, to the annualized rate of $300,000 and increased, effective January 1, 2004, to the annualized rate of $350,000. Such salary will be reviewed annually and is subject to increase as determined by our board of directors or the Compensation Committee in its sole discretion. Mr. Carey’s employment agreement expired on December 31, 2004, however he continues to function as the Chief Executive Officer and Chairmen of the Board.

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

Index to Consolidated Financial Statements

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of January 31, 2005. The information in this table provides the ownership information for:

o	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

o	each of our directors;

o	each of our executive officers; and

o	our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common Stock beneficially owned and percentage ownership is based on 37,688,793 shares outstanding on April 12, 2006, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after April 12, 2006.

	Number of Shares	Percentage
Name and Address of Beneficial Owner	Beneficially Owned	Outstanding

5% Stockholders
Christopher J. Carey
60 Broadway, PH2
Brooklyn, NY 11211	26,569,821(1)	63.04

Stanford Venture Capital Holdings, Inc.
6075 Poplar Avenue
Memphis, TN 38119	9,521,673(2)	22.59

Other Executive Officers and Directors
Executive Officers and Directors as a Group (1 person)	26,569,821	63.04

(1)	3,937,500 of these shares are owned by Christopher J. Carey and his wife, Mary Carey, as Joint Tenants with Right of Survivorship.
(2)
The total beneficial ownership of Stanford Venture Capital Holdings, Inc. is 9,521,273 shares which consists of: (i) 2,002,750 shares of Common Stock issuable upon the conversion of 2,002,750 shares of our Series A Preferred Stock; and (ii) 2,444,444 shares of Common Stock issuable upon the conversion of 2,444,444 shares of our Series B Preferred Stock and (iii) 5,074,079 shares of Common Stock. James M. Davis has voting and investment control over the securities held by Stanford Venture Capital Holdings, Inc., but he disclaims beneficial ownership of such securities, except to the extent of any pecuniary interest therein.

Index to Consolidated Financial Statements

EQUITY COMPENSATION IN FISCAL 2004

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon	Weighted-average	Number of securities remaining available or future issuance
	exercise of outstanding options (1)	exercise price of outstanding options	under equity compensation plans (2)

Equity compensation plans approved by security holders	501,131	$0.64	1,765,900
Equity compensation plans not approved by security holders	—	—	—
Total	501,131	$0.64	1,765,900

(1)	Issued pursuant to our 2002 Stock Incentive Plan, our 2002 California Stock Incentive Plan, and our 2000 Stock Option Plan.
(2)
1,574,900 shares are available for future issuance pursuant to the 2002 Stock Incentive Plan and 191,000 shares are available for future issuance pursuant to the 2002 California Stock Incentive Plan. We do not intend to issue any additional options under our 2000 Stock Option Plan.

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

On September 30, 2002, we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. This bridge loan is for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the AC Trust Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2002, the AC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the AC Trust Fund agreed to extend the term of their loan to March 31, 2004. On March 30, 2004, the AC Trust Fund agreed to extend the term of their loan to March 31, 2005. As March 31, 2005 Mr. Carey extended the term of the loan to May 31, 2006. As of December 31, 2005, $375,404 was outstanding under the AC Trust Fund loan agreement. Amie Carey, Mr. Carey's daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey's wife, is the trustee of the trust.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Item 13. EXHIBITS

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

2.1 (1)(4)
Merger Agreement and Plan of Merger, dated May 15, 2002, by and among TDT Development, Inc., Stronghold Technologies, Inc., TDT Stronghold Acquisition Corp., Terre Di Toscana, Inc., Terres Toscanes, Inc., certain stockholders of TDT Development, Inc. and Christopher J. Carey.

2.2 (5)	Stock Purchase Agreement, dated July 19, 2002, by and between TDT Development, Inc. and Mr. Pietro Bortolatti.

3.1 (2)	Articles of Incorporation, as amended on July 11, 2002.

Index to Consolidated Financial Statements

Exhibit Number	Description

3.2 (3)	By-Laws.

3.3 (20)	Certificate of Amendment to the Company’s Certificate of Incorporation.

3.4 (21)	Certificate of Designation of Series C Preferred Stock.

4.1 (2)	Certificate of Designations filed on May 16, 2002.

4.2 (5)	Specimen Certificate of Common Stock.

4.3 (8)	Promissory Note for $300,000, dated March 18, 2003, made by Stronghold Technologies, Inc. in favor of Christopher J. Carey.

4.4 (8)	Promissory Note for $100,000, dated March 18, 2003, made by Stronghold Technologies, Inc. in favor of Christopher J. Carey.

4.5 (8)	Form of Warrant with Christopher J. Carey.

4.6 (10)	Amended and Restated Certificate of Designation of Series A $1.50 Convertible Preferred Stock of Stronghold Technologies, Inc.

4.7 (10)	Amended and Restated Certificate of Designation of Series B $0.90 Convertible Preferred Stock of Stronghold Technologies, Inc.

4.8 (11)	Securities Purchase Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.9 (11)	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated June 18, 2004

4.10 (11)	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated June 18, 2004

4.11 (11)	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated June 18, 2004

4.12 (11)	Callable Secured Convertible Note in the name of AJW Partners, LLC dated June 18, 2004

4.13 (11)	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated June 18, 2004

4.14 (11)	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated June 18, 2004

4.15 (11)	Stock Purchase Warrant in the name of AJW Offshore, Ltd. Dated June 18, 2004

Index to Consolidated Financial Statements

Exhibit Number	Description

4.16 (11)	Stock Purchase Warrant in the name of AJW Partners, LLC dated June 18, 2004

4.17 (11)	Registration Rights Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.18(11)	Security Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.19(11)	Intellectual Property Security Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.20 (16)	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated July 27, 2004

4.21(16)	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated July 27, 2004

4.22(16)	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated July 27, 2004

4.23 (16)	Callable Secured Convertible Note in the name of AJW Partners, LLC dated July 27, 2004(16)

4.24 (16)	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated July 27, 2004

4.25(16)	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated July 27, 2004(16)

4.26 (16)	Stock Purchase Warrant in the name of AJW Offshore, Ltd. Dated July 27, 2004(16)

4.27 (16)	Stock Purchase Warrant in the name of AJW Partners, LLC dated July 27, 2004

4.28 (16)	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated October 22, 2004

4.29 (16)	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated October 22, 2004

4.30 (16)	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated October 22, 2004

4.31 (16)	Callable Secured Convertible Note in the name of AJW Partners, LLC dated October 22, 2004

4.32 (16)	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated October 22, 2004

4.33 (16)	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated October 22, 2004

Index to Consolidated Financial Statements

Exhibit Number	Description

4.34 (16)	Stock Purchase Warrant in the name of AJW Offshore, Ltd. Dated October 22, 2004

4.35 (16)	Stock Purchase Warrant in the name of AJW Partners, LLC dated October 22, 2004

4.36 (16)	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated March 18, 2005

4.37(16)	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated March 18, 2005

4.38(16)	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated March 18, 2005

4.39(16)	Callable Secured Convertible Note in the name of AJW Partners, LLC dated March 18, 2005

4.40 (16)	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated March 18, 2005

4.41(16)	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated March 18, 2005

4.42(16)	Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated March 18, 2005

4.43(16)	Stock Purchase Warrant in the name of AJW Partners, LLC dated March 18, 2005

4.44 (16)
Amendment No. 2 to the Securities Purchase Agreement dated March 4, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.45 (16)	Letter Agreement dated March 4, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.46(16)
Amendment No. 1 to the Securities Purchase Agreement dated October 22, 2004 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.47 (17)	Securities Purchase Agreement dated March 31, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.48 (17)	Form of Callable Secured Convertible dated March 31, 2005

4.49(17)	Form of Stock Purchase Warrant dated March 31, 2005(17)

4.50 (17)	Registration Rights Agreement dated March 31, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

Index to Consolidated Financial Statements

Exhibit Number	Description

4.51 (17)	Security Agreement dated March 31, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.52 (17)
Intellectual Property Security Agreement dated March 31, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.53 (18)	Securities Purchase Agreement dated July 15, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.54 (18)	Form of Callable Secured Convertible dated July 15, 2005

4.55 (18)	Form of Stock Purchase Warrant dated July 15, 2005

4.56 (18)	Registration Rights Agreement dated July 15, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.57 (18)	Security Agreement dated July 15, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.58 (18)	Intellectual Property Security Agreement dated July 15, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.59 (18)	Escrow Agreement dated July 15, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC and the Escrow Agent

4.60 (20)	Securities Purchase Agreement dated February 6, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.61(20)	Form of Callable Secured Convertible dated February 6, 2006

4. 62(20)	Form of Stock Purchase Warrant dated February 6, 2006

4. 63(20)	Registration Rights Agreement dated February 6, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.64 (20)	Security Agreement dated February 6, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

Index to Consolidated Financial Statements

Exhibit Number	Description

4.65 (20)
Intellectual Property Security Agreement dated February 6, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.66(22)	Securities Purchase Agreement dated March 17, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.66(22)	Form of Callable Secured Convertible dated March 17, 2006

4.67(22)	Form of Stock Purchase Warrant dated March 17, 2006

4.68(22)	Registration Rights Agreement dated March 17, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.69(22)	Security Agreement dated March 17, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.70(22)
Intellectual Property Security Agreement dated March 17, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

5.1	Sichenzia Ross Friedman Ference LLP Opinion and Consent

10.1 (2)	2002 Stock Incentive Plan.

10.2 (2)	Form of Incentive Stock Option Agreement to be issued under the 2002 Stock Incentive Plan.

10.3 (2)	Form of Nonstatutory Stock Option Agreement to be issued under the 2002 Stock Incentive Plan.

10.4 (5)	California 2002 Stock Incentive Plan.

10.5 (5)	Form of Incentive Stock Option Agreement to be issued under the California 2002 Stock Incentive Plan.

10.6 (5)	Form of Nonstatutory Stock Option Agreement to be issued under the California 2002 Stock Incentive Plan.

10.7 (2)	Executive Employment Agreement by and between Stronghold Technologies, Inc. and Christopher J. Carey, dated May 15, 2002.

10.8 (2)	Employment and Non-Competition Agreement by and between Stronghold Technologies, Inc. and Lenard Berger, dated August 1, 2000.

Index to Consolidated Financial Statements

Exhibit Number	Description

10.9 (2)	Employment and Non-Competition Agreement by and between Stronghold Technologies, Inc. and Salvatore D'Ambra, dated July 10, 2000.

10.10 (2)	Employment and Non-Competition Agreement by and between Stronghold Technologies, Inc. and James J. Cummiskey, dated August 14, 2000.

10.11 (2)	Business Loan Agreement by and between Stronghold Technologies, Inc. and UnitedTrust Bank, dated June 30, 2002.

10.12 (2)	Promissory Note issued by Stronghold Technologies, Inc. made payable to UnitedTrust Bank, Dated June 30, 2002.

10.13 (2)	Commercial Security Agreement by and between Stronghold Technologies, Inc. and UnitedTrust Bank, dated June 30, 2002.

10.14 (2)	Promissory Note issued by Stronghold Technologies, Inc. made payable to Christopher J. Carey, dated May 16, 2002.

10.15 (4)
Securities Purchase Agreement, dated May 15, 2002, by and among TDT Development, Inc., Stanford Venture Capital Holdings, Inc., Pietro Bortolatti, Stronghold Technologies, Inc. and Christopher J. Carey.

10.16 (4)	Registration Rights Agreement, dated May 16, 2002, by and among TDT Development, Inc. and Stanford Venture Capital Holdings, Inc.

10.17 (4)	Lock-Up Agreement, dated May 16, 2002, by and among TDT Development, Inc.

10.18 (4)	Stockholders' Agreement, dated May 16, 2002, by and among TDT Development, Inc., Christopher J. Carey, Mary Carey and Stanford Venture Capital Holdings, Inc.

10.19 (4)	Form of Warrant to be issued pursuant to the Securities Purchase Agreement (Exhibit 10.11).

10.20 (6)	Loan Agreement by and among Stronghold Technologies, Inc., its subsidiary and UnitedTrust Bank, dated September 30, 2002.

10.21 (6)	Commercial Loan Note issued by Stronghold Technologies, Inc. and its subsidiary made payable to UnitedTrust Bank, dated September 30,2002

10.22 (6)	Security Agreement by and between Stronghold Technologies, Inc. and UnitedTrust Bank, dated September 30, 2002.

10.23 (6)	Security Agreement by and between Stronghold's subsidiary and UnitedTrust Bank, dated September 30, 2002.

10.24 (6)	Subordination Agreement by and among Christopher J. Carey, Stronghold Technologies, Inc. and UnitedTrust Bank, dated September 30, 2002.

Index to Consolidated Financial Statements

Exhibit Number	Description

10.25 (6)	Subordination Agreement by and among Christopher J. Carey, Stronghold's subsidiary and UnitedTrust Bank, dated September 30, 2002.

10.26 (6)	Guaranty by Christopher J. Carey in favor UnitedTrust Bank, dated September 30, 2002.

10.27 (6)	Loan Agreement by and among Stronghold Technologies, Inc., its subsidiary and AC Trust Fund, dated September 30, 2002.

10.28 (6)	Loan Agreement by and among Stronghold Technologies, Inc., its subsidiary and CC Trust Fund, dated September 30, 2002.

10.29 (6)	Form of Subscription Agreement by and between Stronghold Technologies, Inc. and each of the parties listed on the schedule of purchasers attached thereto.

10.30 (6)	Promissory Note issued by Stronghold Technologies, Inc. made payable to Christopher J. Carey, dated September 30. 2002.

10.31 (7)	Securities Purchase Agreement, dated April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc.

10.32 (7)	Registration Rights Agreement, dated April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc.

10.33 (7)	Consulting Agreement, dated April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc.

10.34 (9)	First Modification to Loan Agreement and Note among Stronghold Technologies, Inc., Christopher J. Carey and UnitedTrust Bank, dated July 31, 2003.

10.35(13)	Lease Agreement entered between the Company and APA Properties No. 2, LP

10.36(13)	Sublease Agreement between Clark/Bardes Consulting, Inc. and the Company

10.37(14)	Forbearance Agreement entered by and between the Company and PNC Bank

10.38 (14)	Amendment No. 1 to the Forbearance Agreement entered by and between the Company and PNC Bank

10.39(21)	Agreement of Settlement dated February 6, 2006 by and between Christopher Carey and Stronghold Technologies, Inc.

10.40(23)	Agreement of Settlement dated February 6, 2006 by and between Christopher Carey and Stronghold Technologies, Inc.

Index to Consolidated Financial Statements

Exhibit Number	Description

16.1	Letter on change in certifying accountant dated March 15, 2006 (incorporated by reference to the Form 8-K Current Report filed on March 16, 2006)

21 (5)	Subsidiaries of the Registrant.

31.1	Certification of the Chief Executive Officer and the Principal Financial Officer of the company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Principal Financial Officer of the company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
The exhibits and schedules to the Merger Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the exhibits and schedules to the U.S. Securities and Exchange Commission upon request

(2)	Incorporated herein by reference to the exhibits to Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002.
(3)	Incorporated herein by reference to the exhibits to the Registrant's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on February 1, 2001 (No. 333-54822).
(4)	Incorporated herein by reference to the exhibits to the Registrant's Current Report on Form 8-K dated May 16, 2002.
(5)	Incorporated herein by reference to the exhibits to the Registrant's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 24, 2002.
(6)	Incorporated herein by reference to the exhibits to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(7)	Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K as filed with the Securities and Exchange Commission on May 8, 2003.)
(8)	Incorporated by reference to the exhibits to Registrants Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003.
(9)	Incorporated by reference to the exhibits to Registrants Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003.
(10)	Incorporated by reference to the exhibits to Registrants Form 10-KSB for the year ended December 31, 2003.
(11)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed June 28, 2004.
(12)	Incorporated by reference to the exhibits to Registrants Form SB-2 Registration Statement filed July 21, 2004.
(13)	Incorporated by reference to the exhibits to Registrants Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.
(14)	Incorporated by reference to the exhibits to Registrants Form SB-2 Registration Statement filed February 11, 2005.
(15)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed June 28, 2004.
(16)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed March 25, 2005.
(17)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed April 11, 2005.
(18)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed July 20, 2005.
(19)	Incorporated by reference to the exhibits to Registrants Form SB-2 Registration Statement filed August 2, 2005.
(20)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed February 9, 2006.
(21)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed February 14, 2006.
(22)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed March 23, 2006.
(23)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed April 12, 2006.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees billed for professional services rendered by Rothstein, Kass & Company, P.C. in 2004 and 2005. Other than as set forth below, no professional services were rendered or fees billed by Rothstein, Kass & Company, P.C. during 2004 or 2005.

	2005	2004
Audit Fees (1)	$24,500	$25,200
Tax Fees (2)	$3,000	$20,000
Other Fees	$500	$6,000
TOTAL	$28,000	$51,200

(1)	Audit fees consist of professional services rendered for the audit of the Company's annual financial statements and the reviews of the quarterly financial statements.
(2)	Tax fees consist of fees for services rendered to the Company for tax compliance, tax planning and advice.

All work performed by Rothstein, Kass & Company, P.C. as described above under the caption Audit Fees for the fiscal year ended March 31, 2005, has been approved by the Audit Committee.

Index to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April, 2004.

STRONGHOLD TECHNOLOGIES, INC.

By:	/s/ Christopher J. Carey

Name: Christopher J. Carey Title: President and Chief Executive Officer

Index to Consolidated Financial Statements

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

Signature	Title	Date

/s/ Christopher J. Carey	President and, Chief Executive Officer,	April 14, 2006
Christopher J. Carey	Principal Financial Officer and
Chairman of the Board of Directors

/s/ Karen Jackson	Controller	April 14, 2006
Karen Jackson	(Principal Accounting Officer)

Index to Consolidated Financial Statements

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Stronghold Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Stronghold Technologies, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stronghold Technologies, Inc. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's ability to continue in the normal course of business is dependent upon, among other things, its success in raising additional capital and achieving profitable operations. The Company has recurring losses, substantial working capital and stockholders' deficits and negative cash flows from operations. These conditions among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hackensack, New Jersey

Except for Note 13, as to which the dates are February 6, 2006 and March 17, 2006

F-2

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Stronghold Technologies, Inc.

We have audited the accompanying of Stronghold Technologies, Inc. and Subsidiary for the year ended December 31, 2004, consolidated statements of operations, stockholders' deficit, and cash flows. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, of Stronghold Technologies, Inc. and Subsidiary for the year ended December 31, 2004, the results of their operations and their cash flows, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in note 5 to the consolidated financial statements, the Company has restated its December 31, 2004 consolidated financial statements to reflect the proper treatment of its convertible debt and the associated liabilities surrounding that debt.

Roseland, New Jersey

March 31, 2005, except for Note 14, as to which the date is April 7, 2006

Index to Consolidated Financial Statements

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31,

ASSETS	2005

Current assets
Cash	$67,060
Accounts receivable, less allowance for returns and
doubtful accounts of $60,000	43,437
Inventories	18,093
Prepaid expenses	27,038
Total current assets	155,628
Property and equipment, net	15,635

Other assets
Software development costs, net of accumulated amortization of $888,391	490,846
Deferred charge, convertible debt loan acquisition costs, net of amortization	37,288
Other	40,193
Total other assets	568,327
$739,590

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$508,058
Interest payable, stockholders	1,039,315
Notes payable, stockholders, current portion	1,352,531
Deferred revenue	358,959
Liquidated damages payable	903,219
Accrued expenses and other current liabilities	1,873,250
Total current liabilities	6,035,332

Long-term liabilities
Notes payable, stockholders, less current portion	875,000
Note payable, convertible debt	4,496,389
Payroll taxes payable, long term	45,000
Total long term liabilities	5,416,389

Commitments and contingencies

Stockholders' deficit
Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125)
and preferred stock, Series B, $.0001 par value; authorized 2,444,444 shares,
2,444,444 issued and outstanding (aggregate liquidation preference $2,200,000)	445
Common stock, $.0001 par value, authorized 8,500,000,000
shares, 17,460,222 issued and outstanding	1,746
Additional paid-in capital	8,004,389
Accumulated deficit	(18,718,711)
Total stockholders' deficit	(10,712,131)
$739,590

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2005	2004

Sales	$943,735	$2,489,790
Cost of sales	324,360	834,349
Gross profit	619,375	1,655,441

Selling, general and
administration	2,732,954	4,225,652
Loss from operations	(2,113,579)	(2,570,211)

Interest expense	747,383	327,429
Liquidated damages	771,486	131,733

Net loss applicable to common
stockholders	$(3,632,448)	$(3,029,373)

Basic and diluted loss per
common share	$(0.17)	$(0.21)

Weighted average number of
common shares outstanding	16,997,444	14,081,263

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2005	2004

Cash flows from operating activities
Net loss	$(3,632,448)	$(3,029,373)
Adjustments to reconcile net loss to
net cash used in operating activities:
Provision for returns and allowances	(159,891)	1,445
Depreciation	65,520	417,583
Amortization	467,651
Stock issued for services	—	161,441
Changes in operating assets and liabilities:
Accounts receivable	420,252	281,545
Inventories	26,610	127,042
Prepaid expenses	63,446	(78,843)
Other receivables	—	(3,804)
Accounts payable	(111,121)	(62,144)
Interest payable, stockholders	603,261	64,875
Software development costs	(65,455)	(407,405)
Accrued expenses and other current liabilities	(362,079)	(409,380)
Deferred revenue	250,987	250,987
Other Assets	34,909	2,910
Net cash used in operating activities	(2,398,358)	(2,683,121)

Cash flows from investing activities,
Payments for purchase of property and equipment	(1,970)	(3,737)

Net cash used in investing activities	(1,970)	(3,737)

Cash flows from financing activities
Proceeds from issuance of common stock, net of financing costs	79,461	52,000
Proceeds from notes payable, stockholders	155,000	920,000
Principal repayments of notes payable, stockholders	(50,496)	(21,775)
Proceeds from notes payable, convertible debt	2,151,575	2,350,000
Payments made for loan acquisition cost relating to notes payable, stockholders	—	(82,095)
Liquidated damages payable	771,486	131,733
Principal repayments of notes payable	(606,667)	(625,000)
Principal payments for obligations under capital leases	(33,471)	(45,566)
Net cash provided by financing activities	2,466,888	2,679,297

Net increase (decrease) in cash	66,560	(7,561)

Cash, beginning of period	500	8,161

Cash, end of period	$67,060	$600

Supplemental disclosure of cash flow information,
cash paid during the period for interest	$80,235	$262,554

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2005 and 2004

	Preferred Stock		Preferred Stock				Additional	Stock		Total
	Series A		Series B		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balances, December 31, 2003	2,002,750	$201	2,444,444	$244	13,291,218	$1,329	$7,711,767	$(3,000)	$(12,056,889)	$(4,346,349)
										—
Issuance of common stock					157,059	16	49,984			50,000
Conversion of warrants
to common stock					2,000,000	200	1,800			2,000
Stock issued for services					639,072	64	161,377			161,441
Conversion of stockholder
loan to common stock										—
Net loss									(3,029,373)	(3,029,373)
Balances, December 31, 2004	2,002,750	201	2,444,444	244	16,087,349	1,609	7,924,928	(3,000)	(15,086,263)	$(7,162,281)

Conversion of convertible
notes to common stock					172,873	17	5,152			5,169
Stock issued for interest due, net of costs					1,200,000	120	74,309			74,429
Payment of stock subscription										—
receivable								3,000		3,000
Net loss									(3,632,448)	(3,632,448)
Balances, December 31, 2005	2,002,750	$201	2,444,444	$244	17,460,222	$1,746	$8,004,389	$—	$(18,718,711)	(10,712,131)

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations

Stronghold Technologies, Inc. (the "Company") was incorporated in the state of New Jersey on August 1, 2000. The Company is engaged principally as a developer of wireless and internet-based systems for auto dealers in the United States.

2.	Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $3,632,000 and has negative cash flows from operations of approximately $2,400,000 for the year ended December 31, 2005, and has a working capital deficit of approximately $5,880,000 and a stockholders’ deficit of approximately $10,700,000 as of December 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During 2006, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Property and Equipment

Property and equipment are recorded at cost. Depreciation for equipment, software and furniture is provided for financial reporting and tax purposes using declining balance methods. Leasehold improvements are amortized by the straight line method.

Maintenance, repairs and minor renewals are charged to expenses when incurred. Replacements and major renewals are capitalized.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are written off as uncollectible at the discretion of management.

Inventories

Inventories, which are comprised of hardware for resale, are stated at cost, on an average cost basis, which does not exceed market value.

Software Development Costs

Capitalized software development costs, including significant product enhancements, incurred subsequent to establishing technological feasibility in the process of software development and production, are capitalized according to Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. The capitalized software is amortized over a three year period using the straight-line method

Fair Value of Financial Instruments

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

Index to Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

Retirement Plan

The Company has a retirement plan under Section 401(k) of the Internal Revenue Code (“the Plan”), which covers all eligible employees. The Plan provides for voluntary deduction of the employee’s salary, subject to Internal Revenue Code limitations. The Company can make a matching contribution to the Plan, which is at the discretion of the Company and is determined annually. There were no matching contributions for the years ended December 31, 2005 and 2004.

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require more prominent disclosure about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock-based employee compensation. As permitted by the Statement, the Company does not plan to adopt the fair value recognition provisions of SFAS No. 123 at this time. However, the Company has adopted the disclosure provisions of the Statement.

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

Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company’s net loss and net loss per common share would have been the following pro forma amounts for the years ended December 31, 2005 and 2004.

	2005	2004
Net loss applicable to common
shareholders, as reported	$(3,632,448)	$(3,029,373)

Add
Total stock-based compensation
expense determined under fair
value method for all awards, net
of related tax effect	12,647	47,793
Pro forma	$(3,645,095)	$(3,077,166)

Basic and diluted EPS
As reported	$(0.14)	$(0.22)
Pro forma	$(0.14)	$(0.22)

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of approximately 15%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.23% and 4.27% for the years ended December 31, 2005 and 2004, respectively.

Index to Consolidated Financial Statements

Revenue Recognition

Revenue is recognized under the guidelines of Statement of Position SOP 97-2 Software Revenue Recognition.

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
3)	The price of Stronghold’s system is fixed and determinable as evidence by the contract, and
4)	Collectability is highly probable.

Deferred Revenue

Deferred revenue is recorded as a liability when the Company receives the three year maintenance contact in an a one-time advance payment. The Company then recognizes the revenue from the maintenance portion of the contract on a pro rata basis over the term of the contract.

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

Loss Per Common Share

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share exclude dilutions and are computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of the outstanding options and warrants are anti-dilutive, they have been excluded from the Company’s computation of loss per common share.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Accounting for Stock-based Compensation (Revised).” SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or tha may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant-date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard will have an impact on operating results due to the Company’s use of options as employee incentives.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 has been issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), which requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management of the Company does not believe the effects of SFAS No. 151 have a material effect on the consolidated financial statements, as the Company has not incurred any inventory costs that meet the definition of “so abnormal.”

Index to Consolidated Financial Statements

4.	Property and equipment

A summary of property and equipment at December 31, 2005 and the estimated lives used in the computation of depreciation and amortization is as follows:

		Estimated
	Amount	Useful Life	Principal Method

Computer equipment	$192,766	5 years	Declining-balance
Computer software	19,166	3 years	Declining-balance
Furniture and fixtures	21,717	7 years	Declining-balance
Computer equipment recorded under capital leases	113,491	5 years	Declining-balance
Leasehold improvements	7,982	4 years	Straight-line
	355,122
Less accumulated depreciation
and amortization	(339,487)
	$15,635

5.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2005:

Payroll taxes, including penalties and interest	$631,676
Commissions	116,372
Compensation	117,395
Sales tax	105,140
Accrued officer's compensation	785,974
Other	116,693
$1,873,250

6.	Notes payable, stockholders

At December 31, 2005, notes payable, stockholders consists of the following:

Note payable bearing interest at 8% and due in March, 2007	$875,000
Notes payable bearing interest at 12.5% and due in May, 2006	992,531
Notes payable bearing interest at 8% and due in May, 2006	360,000
$2,227,531
Less current portion	1,352,531
$875,000

7.	Note payable

During the year ended December 31, 2005 the Company repaid its notes payable to a bank of $606,667 and interest of $16,830. This note was in default as of December 31, 2004 and had been classified short term.

8.	Callable secured convertible notes

To obtain funding for its ongoing operations, Stronghold Technologies, Inc. (the "Company") entered into an agreement with a group of investors pursuant to which it agreed to sell $4,501,575 in callable convertible secured notes and stock purchase warrants to buy 4,501,575 shares of the Company’s common stock (the “Warrants”)..

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

Index to Consolidated Financial Statements

9.	Income taxes

At December 31, 2005, the Company had net operating loss carryforwards of approximately$12,545,000 which expire between 2009 and 2024.

As of December 31, 2005 the valuation of the Company’s deferred tax asset is zero.

A reconciliation of the credit for income taxes with the amount computed by applying the statuatory Federal income tax rate to loss before income taxes is as follows:

	2005	2004
Computed expected tax credit rate	(34)%	(34)%
State income tax credit, net of federal benefit	(7)	(7)

Change in valuation allowance and other	41	41
Effective income tax rate	0%	0%

10.	Stock option plans

The Company has adopted three stock option plans (“Plans”) providing for incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”). The Company has reserved 2,358,541 shares of common stock for issuance upon the exercise of stock options granted under the Plans. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company’s common stock at the date of the grant. The exercise price of an ISO granted to an employee owning greater than 10% of the Company’s common stock will not be less than 110% of the fair market value of the Company’s common stock at the date of the grant. The Plans further provide that the maximum period in which stock options may be exercised will be determined by the board of directors, except that they may not be exercisable after ten years from the date of grant. All of the stock option plans vest over a three year period with each year earning 1/3 of total options granted as long as the employee is in employment with the Company upon the anniversary date.

The status of the Company’s restated stock options per the Plans are summarized below:

		Restated	Weighted
	Plan	Per Share	Average
	Options	Exercise Price	Exercise Price
Outstanding at
January 1, 2004	1,909,309	$0.10-$2.25	$0.50
Granted in the year ended
December 31, 2004	113,000	$0.11-$0.85	$0.59
Terminated in the year ended
December 31, 2004	(796,901)	$0.10-$2.25	$0.82
Outstanding at
December 31, 2004	1,225,408	$0.11-$2.00	$0.85
Granted in the year ended
December 31, 2005	4,000	$0.05	$0.05
Terminated in the year ended
December 31, 2005	(728,277)	$0.07-$1.50	$1.22
Outstanding at
December 31, 2005	501,131	$0.05-$1.50	$0.64

Index to Consolidated Financial Statements

The exercise price ranges for options outstanding and exercisable at December 31, 2005 were:

				Weighted
	Number of Shares	Number of Shares	Weighted	Average
Exercise	Outstanding as of	Exercisable at	Average	Remaining
Price	December 31,	December 31,	Exercise	Contractual
Range	2005	2005	Price	Life

$.05 through $.50	33,344	28,344	$0.11	8 Years
$.51 through $1.50	467,787	27,787	$0.69	9 Years
$1.51 through $2.25	0	—	$0.00	9 Years
	501,131	56,131

11.	Stockholders’ Equity

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

In accordance with FAS 129 Paragraph 4, the Company is providing the following summary pf the pertinent rights and privileges of these outstanding securities:

Each Series A $1.50 preferred share and each Series B convertible $.90 Preferred share is convertible into common shares at a predefined “conversion rate” (described below). There are two ways to convert this Preferred stock:

Optional conversion: The holder may at any time convert the preferred shares at the stated “conversion rate” rate into Common stock

Automatic conversion: The shares can be converted by: A) at the date of a vote by at least two-thirds of the outstanding Preferred shares to convert or, B) upon the closing of a qualified public offering where the stock is offered to the public at a price equal to or exceeding $3.00 which generates net proceeds to the company equal to or exceeding $15,000,000.

“Conversion rate” - each share of the Series A preferred stock and Series B preferred stock is convertible into the number of shares of the common stock as shall be calculated by dividing the stated value by $1.50 and $.90, respectively.

Warrants

On June 16, 2004, in consideration of and as an inducement to Stanford for the Company to enter into the issuance of the 12% callable secured convertible notes (the “NIR Notes”) referenced below, Stanford has been issued a warrant (the “Stanford Warrants”) to purchase an additional 2,000,000 shares of Common Stock, expiring in five years, at an exercise price of $.0001 in exchange for i) agreeing to a waiver of existing registration rights that included a lock up period for one year after the effective date of a registration statement prohibiting the registration and sale of Stanford’s securities and ii) agreeing as holder of Stronghold’s Series A $1.50 Convertible Preferred Stock (“Series A Stock”) and Series B $.90 Convertible Preferred Stock (“Series B Stock”), to waive any dilution protection which would otherwise accrue to the Series A Stock and the Series B Stock pursuant to the respective certificates of designation filed with the Secretary of State of the State of Nevada, as amended, as a result of the conversion of the NIR Notes or exercise of the Stanford Warrants into the Company’s common stock. This issuance of the Stanford Warrants has been accounted for as an adjustment of capital for the waiving of the dilution protection for the Series A and Series B preferred stock. The Stanford Warrants were valued at approximately $360,000 using the Black-Scholes option pricing model including the following assumptions: exercise price of $0.0001, expected volatility of 2.06%, expected dividend yield rate of 0%, expected life of 5 years, and a risk free interest rate of 4.73%.

Index to Consolidated Financial Statements

12.	Commitments and contingencies

Leases

The Company leases facilities under an operating lease which expires in January, 2008 and provides for annual base rental of $25,416 plus a proportionate share of operating costs and other expenses. Future aggregate minimum annual rent payments under these leases are approximately as follows:

Year ending December 31,
2006	$25,586
2007	26,612
2008	22,910
$75,108

Rent expense was approximately $90,000 and $107,000 for the years ended December 31, 2005 and 2004, respectively.

Legal proceedings

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on results of operations or the financial condition of the Company.

13.	Subsequent events

Callable Secured Convertible Notes

On February 6, 2006, to obtain funding for its ongoing operations, the "Company" entered into an agreement with a group of investors for the sale of (i) $180,000 in callable secured convertible notes (the "Notes") and (ii) stock purchase warrants (the "Warrants") to buy 180,000 shares of our common stock.

The Notes bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of February 6, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.01 and, therefore, the conversion price for the secured convertible notes was $.0025. Based on this conversion price, the Notes, excluding interest, were convertible into 72,000,000 shares of our common stock.

Conversion of Christopher Carey Stockholder Loan from debt to equity

On Feb. 6, 2006 a stockholder converted $150,000 of deferred compensation into 21,428,571 shares of common stock of the Company (the “Shares”) and (ii) $781,369 deferred compensation into 10,000 shares of Series C Preferred Stock (the “Preferred Shares”),

New Callable Secured Convertible Notes Issuance

On March 17, 2006, to obtain funding for its ongoing operations, the "Company" entered into a Securities Purchase Agreement (the "Agreement") with a group of investors for the sale of (i) $1,450,000 in callable secured convertible notes (the "Notes") and (ii) stock purchase warrants (the "Warrants") to buy 2,900,000 shares of our common stock.

Index to Consolidated Financial Statements

On March 17, 2006, the Investors purchased $250,000 in Notes and received Warrants to purchase 250,000 shares of the Company's common stock. In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, on the final business day of each month commencing in April 2006 and ending in January 2007, the Company will issue to the Investors and the Investors will purchase $200,000 in Notes and related Warrants in April 2006 and May 2006 and $100,000 in Notes and related Warrants thereafter. The Company or a majority in interest of the Investors may terminate the obligation to issue additional Notes and Warrants upon 30 days notice.

The Notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of March 21, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.01 and, therefore, the conversion price for the secured convertible notes was $.0025. Based on this conversion price, the Notes in the amount of $250,000 issued on March 17, 2006 were convertible into 100,000,000 shares of our common stock.

14.	Restatement of previously issued financial statements

In connection with the preparation of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2005, the Company's management reviewed the Securities and Exchange Commission’s release of December 1, 2005 entitled “Current Accounting and Disclosure Issues in the Division of Corporation Finance” as Prepared by Accounting Staff Members in the Division of Corporation Finance, U.S. Securities and Exchange Commission Washington, D.C. The Company determine that an adjustment was necessary for the reporting of the Convertible Debenture Notes, Stand Alone Warrants and as a result of certain registration rights granted to the investors of these notes, potential Liquidated Damages that were not previously recorded.

Specifically, the Company deemed the Convertible Debt previously reported under EITF 98-5 and EITF 00-27 must now be reported within the guidelines of EITF 00-19 and therefore restatements of previously issued financial statements were necessary. In determining the amount of this restatement, the Company concluded that the fair value of the debt at all points in time was greater than the fair value of the Company in total. As a result, the Company determined that there is no value attributable to the Conversion Feature of this debt.

After reviewing the matter with its current and former independent registered public accounting firms, the Company has identified certain adjustments that necessitate the restatement of its financial statements for the second and third quarters of fiscal 2004, the interim periods of fiscal 2005, and for the fiscal year end 2004.

These adjustments reflect the following with respect to the Convertible Debt:

Convertible Debt: In accordance with EITF 00-19, since there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature,the Company is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature should be accounted for as a derivative liability rather than permanent equity, with changes in fair value recorded in earnings each period and therefore the previous reporting in accordance with EITF’s 98-5 and 00-27 for the beneficial conversion feature and debt discount should be restated as such.

In recording the valuation of the Convertible Feature Liability within the restatement, the Company has now determined that the fair value of this liability is zero due to the carrying value of the convertible debt exceeding the fair value of the Company. The primary impact of adhering to EITF 00-19 is to eliminate the debt discount previously recorded as equity. Additionally, the Company had deemed the Convertible Debt to be in default and has written off the loan acquisition costs associated with convertible debt, previously recorded as a Deferred Charge asset.

Index to Consolidated Financial Statements

The restatement adjustments to the Company's financial statements for the year ended December 31, 2004 are summarized as follows:

STRONGHOLD TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
RESTATED BALANCE SHEET as of 12/31/2004

December 31,

	As previously	Restatement	As
	Reported	Adjustment	Restated
ASSETS	12/31/04	12/31/04	12/31/04

Current assets
Cash	$500	—	500
Accounts receivable, less allowance for returns and		—	—
doubtful accounts of $219,891	303,798	—	303,798
Inventories	44,704	—	44,704
Prepaid expenses	90,484	—	90,484
Total current assets	439,486	—	439,786
Property and equipment, net	79,185	—	79,185

Other assets
Software development costs, net of amortization	867,786	—	867,786
Deferred charge, convertible debt loan acquisition costs, net of amortization	347,608	(347,608)	0
Other	137,645	—	137,645
Total other assets	1,353,039	(347,608)	1,005,431
	$871,710	(347,608)	1,524,100

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$619,178	—	619,178
Accrued expenses and other current liabilities	1,172,897	—	1,172,897
Liquidated damages payable	—	131,733	131,733
Interest payable, stockholders	472,779	—	472,779
Notes payable, stockholders, current portion	1,145,530	—	1,145,530
Note payable	606,667	—	606,667
Deferred Revenue	593,408	—	593,408
Obligations under capitalized leases, current portion	25,808	—	25,808
Total current liabilities	4,636,267	131,733	4,767,998

Long-term liabilities
Notes payable, stockholders, less current portion	1,129,600	—	1,129,600
Note payable, convertible debt of $2,350,000 net of debt discount of $2,350,000
and debt discount amortization of $539,581	539,581	(539,581)	—
Note Payable Convertible Debt of $2,350,000		2,350,000	2,350,000
Obligations under capitalized leases, less current portion	8,783	—	8,783
Payroll taxes payable, long term	430,000	—	430,000
Total long term liabilities	2,107,964	1,810,419	3,918,383

Commitments and contingencies

Stockholders' deficit
Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125)
and preferred stock, Series B, $.0001 par value; authorized 2,444,444 shares,
2,444,444 issued and outstanding (aggregate liquidation preference $2,200,000)	445	—	445
Common stock, $.0001 par value, authorized 50,000,000		—
shares, 16,087,349 issued and outstanding	1,609	—	1,609
Additional paid-in capital	10,274,928	(2,350,000)	7,924,928
Stock subscription receivable	(3,000)	—	(3,000)
Accumulated deficit	(15,146,503)	60,240	(15,086,263)
Total stockholders' deficit	(4,872,521)	(2,289,760)	(7,162,281)
	$1,871,708	347,608	1,524,100

Index to Consolidated Financial Statements

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED December 31, 2004

	For the	Restatemenmt	For the
	year ended	Adjustment	Year
	12/31/2004	12/31/2004	12/31/2004
	As previously	Restatement	As
	Reported	Adjustment	Restated

Sales	2,489,790	—	2,489,790
Cost of sales	834,349	—	834,349
Gross profit	1,655,441	—	1,655,441

Selling, general and
administrative	3,878,044	347,608	4,225,652
Loss from operations	(2,222,603)	(347,608)	(2,570,211)

Interest expense	867,010	(539,581)	327,429
Liquidated damages	—	131,733	131,733

New loss applicable to common
stockholders	(3,089,613)	60,240	(3,029,373)

Basis and diluted loss per
common share	(0.22)		(0.22)

Weighted average number of
common shares outstanding	14,081,263		14,081,263

15.	RESTATEMENT OF PREVIOUSLY ISSUED QUARTERLY DATA (UNAUDITED)

In connection with the preparation of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2005, the Company's management reviewed the Securities and Exchange Commission’s release of December 1, 2005 entitled “Current Accounting and Disclosure Issues in the Division of Corporation Finance” as Prepared by Accounting Staff Members in the Division of Corporation Finance, U.S. Securities and Exchange Commission Washington, D.C. The Company determined that an adjustment was necessary for the reporting of the Convertible Debenture Notes, Stand Alone Warrants and as a result of certain registration rights granted to the investors of these notes, potential Liquidated Damages that were not previously recorded.

Specifically, the Company deemed the Convertible Debt previously reported under EITF 98-5 and EITF 00-27 must now be reported within the guidelines of EITF 00-19 and therefore restatements of previously issued financial statements were necessary. In determining the amount of this restatement, the Company concluded that the fair value of the debt at all points in time was greater than the fair value of the Company in total. As a result the Company determined that there is no value attributable to the Conversion Feature of this debt.

After reviewing the matter with its current and former independent registered public accounting firms, the Company has identified certain adjustments that necessitate the restatement of its financial statements for the second and third quarters of fiscal 2004, the interim periods of fiscal 2005, and for the fiscal year end 2004.

These adjustments reflect the following with respect to the Convertible Debt:

Convertible Debt: In accordance with EITF 00-19, since there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature should be accounted for as a derivative liability rather than permanent equity, with changes in fair value recorded in earnings each period and therefore the previous reporting in accordance with EITF’s 98-5 and 00-27 for the beneficial conversion feature and debt discount should be restated as such.

In recording the valuation of the Convertible Feature Liability within the restatement, the Company has now determined that the fair value of this liability is zero due to the carrying value of the convertible debt exceeding the fair value of the Company. The primary impact of adhering to EITF 00-19 is to eliminate the debt discount previously recorded as equity. Additionally, the Company had deemed the Convertible Debt to be in default and has written off the loan acquisition costs associated with convertible debt, previously recorded as a Deferred Charge asset.

Index to Consolidated Financial Statements

The following tables show the effects of the restatement on the Company’s quarterly results of operations for the first and second quarters 2004 and the first, second and third quarters 2005. In the tables that follow, the columns labeled “Restatement Adjustments” represent adjustments for fair value of the conversion feature and liquidated damages associated with the Registration Rights Agreement.

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2004

	As previously	Restatement
	Reported	Adjustment	As Restated
	For the Qtr	For the Qtr	For the Qtr
	Ended	Ended	Ended
	6/30/2004	6/30/2004	6/30/2004

Sales	700,250		700,250
Cost of sales	215,358		215,358
Gross profit	484,892		484,712

Selling, general and
administrative	873,550	137,512	1,011,062
Loss from operations	(388,658)	(137,512)	(526,170)

Interest expense	98,609	(31,250)	67,359

Net loss applicable to common
stockholders	(487,267)	(106,262)	(593,529)

Basis and diluted loss per
common share	(0.04)	(0.01)	(0.04)

Weighted average number of
common shares outstanding	13,438,277		13,438,277

Index to Consolidated Financial Statements

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

	As previously	Restatement
	Reported	Adjustment	As Restated
	For the Qtr	For the Qtr	For the Qtr
	Ended	Ended	Ended
	9/30/2004	9/30/2004	9/30/2004

Sales	475,969		475,969
Cost of sales	175,863		175,863
Gross profit	300,106		300,106

Selling, general and
administrative	947,301	(85,838)	861,463
Loss from operations	(647,195)	85,838	(561,357)

Interest expense	349,988	(229,166)	120,822
Liquidated damages	—	14,007	14,007

Net loss applicable to common
stockholders	(997,183)	300,997	(696,186)

Basis and diluted loss per
common share	(0.07)	(0.02)	(0.05)

Weighted average number of
common shares outstanding	14,024,528		14,024,528

Index to Consolidated Financial Statements

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2005

	As previously	Restatement
	Reported	Adjustment	As Restated
	For the Qtr	For the Qtr	For the Qtr
	Ended	Ended	Ended
	3/31/2005	3/31/2005	3/31/2005

Sales	261,652		261,652
Cost of sales	118,179		118,179
Gross profit	143,473		143,473

Selling, general and
administrative	800,285		800,285
Loss from operations	(656,812)		(656,812)

Interest expense	416,098	(302,628)	113,470
Liquidated damages	—	136,402	136,402

Net loss applicable to common
stockholders	(1,072,910)	166,226	(906,684)

Basis and diluted loss per
common share	(0.07)	0.01	(0.06)

Weighted average number of
common shares outstanding	16,394,016		16,394,016

Index to Consolidated Financial Statements

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2005

	As previously	Restatement
	Reported	Adjustment	As Restated
	For the Qtr	For the Qtr	For the Qtr
	Ended	Ended	Ended
	6/30/2005	6/30/2005	6/30/2005

Sales	365,869		365,869
Cost of sales	99,639		99,639
Gross profit	266,230		266,230

Selling, general and
administrative	174,873		174,873
Loss from operations	91,357		91,357

Interest expense	576,557	(443,746)	132,811
Liquidated damages	—	148,941	148,941

Net loss applicable to common
stockholders	(485,200)	294,805	(190,395)

Basis and diluted loss per
common share	(0.03)	0.02	(0.01)

Weighted average number of
common shares outstanding	17,287,349		17,287,349

Index to Consolidated Financial Statements

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

	As previously	Restatement
	Reported	Adjustment	As Restated
	For the Qtr	For the Qtr	For the Qtr
	Ended	Ended	Ended
	9/30/2005	9/30/2005	9/30/2005

Sales	189,782		189,782
Cost of sales	68,381		68,381
Gross profit	121,401		121,401

Selling, general and
administrative	537,916		537,916
Loss from operations	(416,515)		(416,515)

Interest expense	639,773	(494,007)	145,766
Liquidated damages	—	217,375	217,375

Net loss applicable to common
stockholders	(1,056,288)	276,632	(779,656)

Basis and diluted loss per
common share	(0.06)	0.02	(0.05)

Weighted average number of
common shares outstanding	17,287,349		17,287,349

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