Form 10KSB/A
period 2005-12-31
STRONGHOLD TECHNOLOGIES INC
filed 2006-04-28
CIK 1133598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Yes: [_] No: [X]

EXPLANATORY NOTE

The Company is amending the Form 10KSB for the year ended December 31, 2005 in order to include its auditors names on the audit reports which were inadvertently left off on the initial filing.

-i-

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of April, 2006.

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

Signature	Title	Date

/s/ Christopher J. Carey	President and, Chief Executive Officer,	April 28, 2006
Christopher J. Carey	Principal Financial Officer and
Chairman of the Board of Directors

/s/ Karen Jackson	Controller	April 28, 2006
Karen Jackson	(Principal Accounting Officer)

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

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

Except for Note 13, as to which the dates are February 6, 2006 and March 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Stronghold Technologies, Inc.

We have audited the accompanying consolidated statements of operations, stockholder's deficit, and cash flows of Stronghold Technologies, Inc. and Subsidiary for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Stronghold Technologies, Inc. and Subsidiary for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 14 to the consolidated financial statements, the Company has restated its December 31, 2004 consolidated financial statements to reflect the proper treatment of its convertible debt and the associated liabilities surrounding that debt.

/s/ Rothstein, Kass & Company, P.C.

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