Form 10QSB
period 2006-03-31
STRONGHOLD TECHNOLOGIES INC
filed 2006-05-19
CIK 1133598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT for the transition period from _______ to _______.

Commission file number: 333-54822

STRONGHOLD TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	22-3762832
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

106 Allen Road, Basking Ridge, NJ 07920
(Address of principal executive offices)

(908) 903-1195
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 15, 2006, 37,688,793 shares of the Registrant’s common stock, (par value, $0.0001), were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Transitional Small Business Disclosure Format: (Check One): Yes ☐  No ☒

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Stronghold Technologies, Inc. and Subsidiary
Condensed Consolidated Balance Sheet

March 31,

ASSETS	2006

Current assets
Cash	$882
Accounts receivable, less allowance for returns and
doubtful accounts of $60,000	65,218
Inventories	15,743
Prepaid expenses	18,282
Total current assets	100,125

Property and equipment, net	11,910

Other assets
Software development costs, net of accumulated amortization of $1,003,333	375,904
Deferred charge, loan acquisition costs, net of amortization	30,400
Other	40,193
Total other assets	446,497

$558,532

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$449,930
Interest payable, stockholders	1,221,809
Notes payable, stockholders, current portion	1,352,531
Deferred Revenue	293,117
Liquidated damages payable	1,173,354
Accrued expenses and other current liabilities	1,859,723
Total current liabilities	6,350,464

Long-term liabilities
Notes payable, stockholders, less current portion	875,000
Note payable, convertible debt	4,926,389
Total long term liabilities	5,801,389

Commitments and contingencies

Stockholders' deficit
Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125) and preferred stock, Series B, $.0001 par value; authorized 2,444,444 shares, 2,444,444 issued and outstanding (aggregate liquidation preference $2,200,000)	445

Common stock, $.0001 par value, authorized 8,500,000,000 shares, 37,688,793 issued and outstanding	3,769
Additional paid-in capital	8,152,366
Accumulated deficit	(19,749,901)
Total stockholders' deficit	(11,593,321)

$558,532

See accompanying notes to condensed consolidated financial statements

Stronghold Technologies, Inc. and Subsidiary
Condensed Consolidated Statements of Operations

Three months ended March 31,	2006	2005

Sales	$143,729	$261,652

Cost of sales	15,803	118,179

Gross profit	127,926	143,473

Selling, general and administration	705,631	800,285

Loss from operations	(577,705)	(656,812)

Interest expense	183,350	113,470
Liquidated damages	270,135	136,402

Net loss applicable to common stockholders	$(1,031,190)	$(906,684)

Basic and diluted loss per common share	$(0.03)	$(0.06)

Weighted average number of common shares outstanding	29,251,083	16,394,016

See accompanying notes to condensed consolidated financial statements

Stronghold Technologies, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

Three months ended March 31,	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,031,190)	$(906,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,555	138,174
Interest payable, stockholders	182,494	39,787
Liquidated damages payable	270,135	(136,402)
Changes in operating assets and liabilities:
Accounts receivable	(21,781)	265,674
Inventories	2,350	(8,527)
Prepaid expenses	8,756	56,892
Accounts payable	(58,128)	(117,540)
Software development costs	-	(65,455)
Accrued expenses and other current liabilities	(58,527)	295,525
Deferred Revenue	(65,842)	3,545
Other Assets	-	3,562
Net cash used in operating activities	(646,178)	(431,449)

Cash flows from investing activities,

		-
Net cash used in investing activities	-	-

Cash flows from financing activities

Proceeds from issuance of common stock, net of financing costs	150,000	-
Proceeds from notes payable, stockholders	-	50,000
Proceeds from notes payable, convertible debt	430,000	1,000,000
Principal repayments of notes payable	-	(606,667)
Principal payments for obligations under capital leases	-	(11,884)
Net cash provided by financing activities	580,000	431,449

Net increase (decrease) in cash	(66,178)	-

Cash, beginning of period	67,060	500

Cash, end of period	$882	$500

Supplemental disclosure of cash flow information,
Cash paid during the period for interest	$856	$262,554

See accompanying notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three -month period ended March 31, 2006 is not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended December 31, 2005.

1.	INVENTORIES

Inventories, which are comprised of hardware for resale, are stated at cost, on an average cost basis, which does not exceed market value.

2.	LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilutions and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of the outstanding options and warrants are anti-dilutive, they have been excluded from the Company’s computation of diluted loss per common share.

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-based Compensation (Revised).” SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant-date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard will have an impact on operating results due to the Company’s use of options as employee incentives. This pronouncement becomes effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of $1,031,190 and has negative cash flows from operations of $646,178 for the three months ended March 31, 2006, and has a working capital deficit of $6,338,554 and a stockholders’ deficit of $11,593,322 as of March 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During 2006, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at March 31, 2006:

Sales tax	$106,080
Payroll taxes, including penalties and interest	480,717
Compensation	939,185
Commissions	115,530
Other accrued expenses	218,211
$1,859,723

Payroll Tax Payment Agreement with IRS

On April 30, 2004, the Company entered into an installment agreement with the United States Internal Revenue Service (“IRS”) to pay overdue payroll taxes and penalties of totaling $1,233,101 under the terms of which the Company will pay a minimum of $35,000 each month, commencing June 28, 2004, until it has paid the withholding taxes due in full, to be completed in thirty-six month period by April 30, 2007. If the Company is unable to fulfill this agreement, the IRS could take possession of the Company’s assets. As of March 31, 2006, the company has made all required payments to the IRS.

7.	NOTES PAYABLE, STOCKHOLDERS

At March 31, 2006, notes payable, stockholders consists of the following:

Note payable bearing interest at 8% and due in March, 2007	$875,000
Note payable bearing interest at 12.5% and due in May, 2006	992,531
Notes payable bearing interest at 8% and due in May, 2006	360,000
2,227,531
Less current portion	1,352,531
875,000

8.	COMMITMENTS AND CONTINGENCIES

Callable Secured Convertible Notes

February 2006

On February 6, 2006, to obtain funding for its ongoing operations, the Company entered into an agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the ___________________________________________________________ "Investors") for the sale of (i) $180,000 in callable secured convertible notes (the "Notes") and (ii) stock purchase warrants (the "Warrants") to buy 180,000 shares of our common stock. The Notes bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, the exercise price of the Warrants is adjusted in the event we issue common stock at a price below market.

In connection with the above financing, also on Feburary 6, 2006, a director, officer and a stockholder converted $150,000 of deferred compensation into 21,428,571 shares of common stock of the Company (the “Shares”) and (ii) $781,369 deferred compensation into 10,000 shares of Series C Preferred Stock (the “Preferred Shares”). On May 18, 2006 the Investor reached a verbal agreement with Christopher Carey, the Company’s Chief Executive Officer, whereby both parties have agreed to reverse the February 6, 2006 transaction issuing 10,000 shares of Series C Preferred Stock. The effect of this reversal to the balance sheet as of March 31, 2006 is a $781,369 increase to accrued officer’s compensation and corresponding decrease to stockholder’s equity. The verbal agreement will be papered in the next two weeks.

March 2006

On March 17, 2006, to obtain funding for its ongoing operations, the Company entered into a Securities Purchase Agreement (the "Agreement") with the Investors on March 17, 2006 for the sale of (i) $1,450,000 in callable secured convertible notes (the "Notes") and (ii) stock purchase warrants (the "Warrants") to buy 2,900,000 shares of our common stock.

On March 17, 2006, the Investors purchased $250,000 in Notes and received Warrants to purchase 250,000 shares of the Company's common stock. Subsequent to the balance sheet date of March 31, 2006, on April 12, 2006 the Investors purchased $200,000 in Notes and received Warrants to purchase 200,000 shares of the Company’s common stock. On May 12, 2006 the Investors purchased an additional $200,000 in Notes and received Warrants to purchase 200,000 shares of the Company’s common stock. In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, on the final business day of each month commencing in June 2006 and ending in January 2007, the Company will issue to the Investors and the Investors will purchase $100,000 in Notes and related Warrants thereafter. The Company or a majority in interest of the Investors may terminate the obligation to issue additional Notes and Warrants upon 30 days notice.

The Notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date.

9. Restatement of financial statements

In connection with the preparation of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2005, the Company's management reviewed the Securities and Exchange Commission’s release on December 1, 2005 entitled “Current Accounting and Disclosure Issues in the Division of Corporation Finance” as Prepared by Accounting Staff Members in the Division of Corporation Finance, U.S. Securities and Exchange Commission Washington, D.C. The Company determine that an adjustment was necessary for the reporting of the Convertible Debenture Notes, Stand Alone Warrants and as a result of certain registration rights granted to the investors of these notes, potential Liquidated Damages that were not previously recorded.

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

The restatement adjustments to the Company's financial statements for the year ended December 31, 2004 are summarized as follows:

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED December 31, 2004

	For the year ended 12/31/2004 As previously Reported	Restatemenmt Adjustment 12/31/2004 Restatement Adjustment	For the Year 12/31/2004 As Restated*

Sales	2,489,790	-	2,489,790

Cost of sales	834,349	-	834,349

Gross profit	1,655,441	-	1,655,441

Selling, general and
administrative	3,878,044	347,608	4,225,652

Loss from operations	(2,222,603)	(347,608)	(2,570,211)

Interest expense	867,010	(539,581)	327,429
Liquidated damages	-	131,733	131,733

New loss applicable to common
stockholders	(3,089,613)	60,240	(3,029,373)

Basis and diluted loss per
common share	(0.22)		(0.22)

Weighted average number of
common shares outstanding	14,081,263		14,081,263

15. RESTATEMENT OF QUARTERLY DATA (UNAUDITED)

In connection with the preparation of the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2005, the Company's management reviewed the Securities and Exchange Commission’s release on December 1, 2005 entitled “Current Accounting and Disclosure Issues in the Division of Corporation Finance” as Prepared by Accounting Staff Members in the Division of Corporation Finance, U.S. Securities and Exchange Commission Washington, D.C. The Company determined that an adjustment was necessary for the reporting of the Convertible Debenture Notes, Stand Alone Warrants and as a result of certain registration rights granted to the investors of these notes, potential Liquidated Damages that were not previously recorded.

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

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2004

	As previously Reported For the Qtr Ended 6/30/2004	Restatement Adjustment For the Qtr Ended 6/30/2004	As Restated* or the Qtr Ended 6/30/2004

Sales	700,250		700,250

Cost of sales	215,358		215,538

Gross profit	484,892		484,712

Selling, general and
administrative	873,550	137,512	1,011,062

Loss from operations	(388,658)	(137,512)	(526,170)

Interest expense	98,609	(31,250)	67,359

Net loss applicable to common
stockholders	(487,267)	(106,262)	(593,529)

Basis and diluted loss per
common share	(0.04)	(0.01)	(0.04)

Weighted average number of
common shares outstanding	13,438,277		13,438,277

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

	As previously Reported For the Qtr Ended 9/30/2004	Restatement Adjustment For the Qtr Ended 9/30/2004	As Restated* For the Qtr Ended 9/30/2004

Sales	475,969		475,969

Cost of sales	175,863		175,863

Gross profit	300,106		300,106

Selling, general and
administrative	947,301	(85,838)	861,463

Loss from operations	(647,195)		(561,357)

Interest expense	349,988	(229,166)	120,822
Liquidated damages	-	14,007	14,007

Net loss applicable to common
stockholders	(297,207)	(243,173)	(454,542)

Basis and diluted loss per
common share	(0.02)	(0.01)	(0.03)

Weighted average number of
common shares outstanding	14,024,528		14,024,528

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2005

	As previously Reported For the Qtr Ended 3/31/2005	Restatement Adjustment For the Qtr Ended 3/31/2005	As Restated* For the Qtr Ended 3/31/2005

Sales	261,652		261,652
Cost of sales	118,179		118,179

Gross profit	143,473		143,473

Selling, general and
administrative	800,285		800,285

Loss from operations	(656,812)		(656,812)

Interest expense	416,098	(302,628)	113,470
Liquidated damages	-	136,402	136,402

Net loss applicable to common
stockholders	(1,072,910)	166,226	(906,684)

Basis and diluted loss per
common share	(0.07)	0.01	(0.06)

Weighted average number of
common shares outstanding	16,394,016		16,394,016

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2005

	As previously Reported For the Qtr Ended 6/30/2005	Restatement Adjustment For the Qtr Ended 6/30/2005	As Restated* For the Qtr Ended 6/30/2005

Sales	365,869		365,869

Cost of sales	99,639		99,639

Gross profit	266,230		266,230

Selling, general and
administrative	174,873		174,873

Loss from operations	91,357		91,357

Interest expense	576,557	(443,746)	132,811
Liquidated damages	-	148,941	148,941

Net loss applicable to common
stockholders	(485,200)	294,805	(190,395)

Basis and diluted loss per
common share	(0.03)	0.02	(0.01)

Weighted average number of
common shares outstanding	17,287,349		17,287,349

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

	As previously Reported For the Qtr Ended 9/30/2005	Restatement Adjustment For the Qtr Ended 9/30/2005	As Restated* For the Qtr Ended 9/30/2005

Sales	189,782		189,782

Cost of sales	68,381		68,381

Gross profit	121,401		121,401

Selling, general and
administrative	537,916		537,916

Loss from operations	(416,515)		(416,515)

Interest expense	639,773	(494,007)	145,766
Liquidated damages	-	217,375	217,375

Net loss applicable to common
stockholders	(1,056,288)	(711,382)	(488,124)

Basis and diluted loss per
common share	(0.06)	0.03	(0.03)

Weighted average number of
common shares outstanding	17,287,349		17,287,349

10.	SUBSEQUENT EVENTS

New Callable Secured Convertible Notes Issuance

On March 17, 2006, to obtain funding for its ongoing operations, Stronghold Technologies, Inc. (the "Company") entered into a Securities Purchase Agreement (the "Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors") on March 17, 2006 for the sale of (i) $1,450,000 in callable secured convertible notes (the "Notes") and (ii) stock purchase warrants (the "Warrants") to buy 2,900,000 shares of our common stock.

On March 17, 2006, the Investors purchased $250,000 in Notes and received Warrants to purchase 250,000 shares of the Company's common stock. Subsequent to the balance sheet date of March 31, 2006, on April 12, 2006 the Investors purchased $200,000 in Notes and received Warrants to purchase 200,000 shares of the Company’s common stock. On May 12, 2006 the Investors purchased an additional $200,000 in Notes and received Warrants to purchase 200,000 shares of the Company’s common stock. In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, on the final business day of each month commencing in June 2006 and ending in January 2007, the Company will issue to the Investors and the Investors will purchase $100,000 in Notes and related Warrants thereafter. The Company or a majority in interest of the Investors may terminate the obligation to issue additional Notes and Warrants upon 30 days notice.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Definitions

All references to “we,” “us,” “our,” the “Company” or similar terms used herein refer to Stronghold Technologies, Inc., a Nevada corporation, formerly known as TDT Development, Inc. and its wholly-owned subsidiary, Stronghold Technologies, Inc., a New Jersey corporation. All references to “Stronghold” used herein refer to just our wholly-owned subsidiary, Stronghold Technologies, Inc., a New Jersey corporation. All references to the “Predecessor Entity” refer to the New Jersey corporation we acquired on May 16, 2002, Stronghold Technologies, Inc., which was merged with and into Stronghold.

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

We were incorporated as a Nevada corporation on September 8, 2000, under the name TDT Development, Inc. On May 16, 2002, we acquired Stronghold Technologies, Inc., a New Jersey corporation referred to herein as our “Predecessor Entity”, pursuant to a merger of the Predecessor Entity into our wholly-owned subsidiary, TDT Stronghold Acquisition Corp., referred to herein as “Acquisition Sub”. As consideration for the merger, we issued 7,000,000 shares of our common stock, par value $0.0001 per share, to the stockholders of the Predecessor Entity in exchange for all of the issued and outstanding shares of the Predecessor Entity. Following the merger, Acquisition Sub, the survivor of the merger, changed its name to Stronghold Technologies, Inc. (NJ) and remains our only wholly-owned subsidiary. On July 11, 2002, we changed our name from TDT Development, Inc. to Stronghold Technologies, Inc. On July 19, 2002, we exchanged all of the shares that we held in our two other wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc., which conducted an import and distribution business specializing in truffle-based food product, for 75,000 shares of our common stock held by Mr. Pietro Bortolatti, our former president.

Overview of our Handheld Technology Business

On May 16, 2002, we entered the handheld wireless technology business via our acquisition by merger of the Predecessor Entity. The Predecessor Entity was founded on August 1, 2000 to develop proprietary handheld wireless technology for the automotive dealer software market. Since the merger of the Predecessor Entity into our subsidiary, we continue to conduct the Predecessor Entity’s handheld wireless technology business.

Our past results of operations and ensuing financial condition have resulted from our allocating significant resources to the development of our wireless technology business for use by the automobile dealership market that have been traditionally slow to accept such products. We have achieved initial acceptance, which has resulted in our generating limited revenue. The sales to date from our inception through the first quarter of 2006 have been achieved through direct selling efforts defined as employees of our company selling directly to dealers. In March of 2006 we entered into an Agreement with the Humphries Marketing Group to manage a direct sales force as well as participate in the sale of our products.

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

System Installation Revenues: This represents the installation and hardware portion of the Dealer Advance Sales Solution. All project management during the installation is performed by us. The installation and hardware portions include cable wiring subcontracting services and off the shelf hardware and handheld computers ("PDA"s). The average upfront installation cost to the customer has been approximately $35,000.

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

Cost of Sales under new revenue plan

The Cost of Goods Sold for new software sales are as follows:

Stronghold Technologies Inc.
Cost of Goods Sold Table
New Software Sales

Set up Fee:	One - time fee
Desktop Hardware	$600
Server	$1,000
Drivers License Scanner	$250
$1,850

Monthly Software Services:	Monthly Costs
Auto Research	$28
Drivers License Data	$13
CDI integration	$54
$95

The Gross Profit for new software sales are as follows:

Stronghold Technologies Inc.
Cost of Profit Table
New Software Sales

Revenue per new client
Set up Fees	$2,500
Monthly CRM Software Services	$1,750

Cost of Goods per new Client
Set up Fees	$1,850
Monthly CRM Software Services	$95

Gross Profit ($) per new Client
Set up Fees	$650
Monthly CRM Software Services	$1,655

Gross Profit (%) per new Client
Set up Fees	26%
Monthly CRM Software Services	95%

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

RESEARCH AND DEVELOPMENT

Since our inception in September 2000, we have spent approximately $4,340,000 on research and development activities. While we have been successful in meeting planned goals in the development and introduction of DealerAdvance Sales Solution(TM), there can be no assurance that our research and development efforts will be successful with respect to additional products, or if successful, that we will be able to successfully commercially exploit such additional products.

THREE MONTHS ENDED MARCH 31, 2006 AND THREE MONTHS ENDED MARCH 31, 2005.

Revenue

For the quarter ended March 31, 2006, we had revenue of $143,729 compared with revenue of $261,652 for the quarter ended March 31, 2005. Revenue is generated from software license and system installation, maintenance support and service revenues. Revenues for the three months ended March 31, 2006 are broken down as follows:

	2006	2005	$ Change	% Change
Software License & System Installation	$13,944	$85,517	$(71,573)	-83.69%
Support & Maintenance	$123,585	$162,794	$(39,209)	-24.08%
Services	$6,200	$13,341	$(7,141)	-53.53%
Total Revenue	$143,729	$261,652	$(117,923)	-45.07%

Software license and system installation revenue decreased $71,573 in the three months ended March 31, 2006 to $13,944 as compared to $85,517 in the three months ended March 31, 2005 for a decrease of 83.69%. The primary reasons for the decrease in revenue can be attributed to the following:

•	a reduction in the number of sales people due to budget constraints and lack of capital which resulted in fewer new dealership sales and
•	repeated concerns in the marketplace about the Company’s ability to continue as a going concern.

Although we cannot provide guarantees, we do believe that our revenues will stabilize and achieve prior period revenue levels. Additionally, we may increase revenues in the future as we further develop our third party distributors and as the market learns that the company has stabilized it finances.

Cost of Sales

Cost of sales on a percentage basis decreased to 11% of revenue for the three months ended March 31, 2006 as compared to 45.17% of revenue for the three months ended September 30, 2004 for a net decrease of 34.17%. The table below shows the Cost of Sales and percentage by category and the comparison in dollars and percentage for the three months ended March 31, 2006 and three months ended March 21, 2005. The decrease in Cost of Sales as a percentage of revenue of 34.17% is primarily attributed to the decline in new installations and high gross profit margin associated with support and maintenance revenue.

Cost of Sales	Q1 2005 Dollars	Q1 2004 Dollars	Q1 2005 % of Revenue	Q1 2004 % of Revenue	% Change
Hardware Components	$1,680	$27,345.75	1.17%	10.45%	-9.28%
Client Software & Licensing	3,675	$13,010.20	2.56%	4.97%	-2.42%
Distribution Fees	951	$421.80	0.66%	-	0.66%
Subcontractors	-	$3,153.50	0.00%	1.21%	-1.21%
Misc Installation Costs	(590)	$770.13	-0.41%	0.29%	-0.70%
Installations/Travel	-	$18,288.00	0.00%	6.99%	-6.99%
Repairs	-	$80.00	0.00%	0.03%	-0.03%
Shipping	47	$9,366.45	0.03%	3.58%	-3.55%
Labor	10,042	$45,743.09	6.99%	17.48%	-10.50%
Total Cost of Sales	$15,804	$118,179
Total Cost of Sales % of Revenue	11.00%	45.17%			-34.17%

Gross Profits

We generated $127,926 in gross profits from sales for the quarter ended March 31, 2006, which was a decrease of $15,547 from the quarter ended March 31, 2005, when we generated $143,473 in gross profits. Our gross profit margin percentage increased by 34.17% in the quarter ended March 31, 2006 to 89%. The increase in gross profit is primarily attributable to the reduction in new installations for the period while maintaining monthly recurring maintenance revenue.

Selling, General and Administrative Expenses

Total Selling, General and Administrative expenses in the quarter ended March 31, 2006 were $705,631, a decrease of 11.03% or $94,654 from the quarter ended March 31, 2005 of $800,285. The reduction in expense is primarily attributable to the reduction of staff from 17 in March 31, 2005 to 7 in the quarter ended March 31, 2006. The significant reduction in staffing resulted in a reduction of payroll expenses of $50,564 which was the largest portion of the $83,324 reduction.. Other significant expense reductions within selling, general and administrative expenses for the quarter ended March 31, 2006 and March 31, 2005 included the following:

•	Rent expense of $10,836

•	Employee benefits of $18,317

•	Costs associated with financing of $43,287

•	Accounting costs of $13,169 and

•	Travel and automobile expenses reductions of $27,726

Our interest and penalty expense increased from $113,470 in the quarter ended March 31, 2005 to $183,350 in the quarter ended March 31, 2006..This increase of $69,880 is primarily due to interest expense attributed to the Convertible Notes

Operating Loss

The Company’s operating losses decreased by $79,107 in comparing the quarter ended March 31, 2006 to the quarter ended March 31, 2005, which were $577,705 and $656,812 respectively. This decrease in losses is primarily attributed to the reduction in selling, general and administrative expenses of $94,654 for the comparative periods.

Net Loss

We had a net loss of $1,031,190 for the quarter ended March 31, 2006 compared to $906,684 for the quarter ended March 21, 2005, resulting in an increase in net losses of $124,506. This increase of net losses of 13.73% is primarily attributable to the $133,733 in liquidated damages associated with the Convertible Notes, offset by a reduction in operating losses of $94,654.

Our loss per share was $.03 with a weighted average of 29,251,083 shares outstanding in the quarter ended March 31, 2006 as compared to $0.06 loss per share in the quarter ended March 31, 2005 with a weighted average of 16,394,016 shares outstanding.

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

Liquidity and Capital Resources

Overview

As of March 31, 2006, our cash balance was $882. We had a net loss of $1,031,190 for the quarter ended March 31, 2006. We had a net operating loss of approximately $13,000,000 for the period from May 17, 2002 through March 31, 2006 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of March 31, 2006 was $125,218, less allowance for returns of $60,000, and $285,015 as of the quarter ended March 31, 2005, less allowance for returns of $218,446. The reason for the decrease in accounts receivable, less doubtful accounts was due to the decrease in revenues. Accounts receivable balances represent amounts owed to us for new installations and maintenance, service, training services, software customization and additional systems components.

As of March 31, 2006, the Company had the following financing arrangements:

Debt Liability Summary Table
Current Debt liabilities
IRS payment plan	259,830
VA payment plan	95,909
Interest payable, stockholders	1,249,809
Notes payable, stockholders, current portion (founding shareholder)	1,352,531
Total Debt current liabilities	3,463,979

Long-term Debt liabilities
Notes payable, stockholders, less current portion (founding shareholder and Stanford)	875,000
Note payable, convertible debt	4,926,389

Total long term Debt liabilities	5,801,389

With respect to liabilities for real property leases, the following table summarizes these obligations:

Location	Date	Term	Months Remaining	Balance on Lease
VA	11/4/2005	36 mos	31	$ 89,693

Financing Needs

To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception; we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $1,031,190 and have negative cash flows from operations of approximately $646,178 for the three months ended March 31, 2006, and have a working capital deficit of approximately $6,339,000 and a stockholders’ deficit of approximately $11,593,000 as of March 31, 2006. These conditions raise substantial doubt about our ability to continue as a going concern. During 2006, our management will rely on additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

We entered into a fourth Securities Purchase Agreement with the Investors on March 17, 2006 for the sale of (i) $1,450,000 in callable secured convertible notes (the “Notes”) and (ii) stock purchase warrants (the “Warrants”) to buy 2,900,000 shares of our common stock.

On March 17, 2006, the Investors purchased $250,000 in Notes and received Warrants to purchase 250,000 shares of the Company's common stock. Subsequent to the balance sheet date of March 31, 2006, on April 12, 2006 the Investors purchased $200,000 in Notes and received Warrants to purchase 200,000 shares of the Company’s common stock. On May 12, 2006 the Investors purchased an additional $200,000 in Notes and received Warrants to purchase 200,000 shares of the Company’s common stock. In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, on the final business day of each month commencing in June 2006 and ending in January 2007, the Company will issue to the Investors and the Investors will purchase $100,000 in Notes and related Warrants thereafter. The Company or a majority in interest of the Investors may terminate the obligation to issue additional Notes and Warrants upon 30 days notice.

The Notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of April 12, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.02 and, therefore, the conversion price for the secured convertible notes was $.005. Based on this conversion price, the Notes in the amount of $450,000 issued as of April 12, 2006 were convertible into 90,000,000 shares of our common stock.

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

The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.05 per share. In addition, the exercise price of the Warrants is adjusted in the event we issue common stock at a price below market.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

The sale of the Notes in the amount of $250,000 was completed on March 17, 2006, in the amount of $200,000 on April 12, 2006 and in the amount of $200,000 on May 12, 2006.  As of the date hereof, the Company is obligated on $650,000 in face amount of Notes issued to the Investors in connection with this financing.   The Notes are a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.    In addition, the Company is also obligated on $4,680,000 in face amount of callable secured convertible notes issued to the Investors pursuant to other Securities Purchase Agreements entered with the Investors.

The Notes and Warrants were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.   Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

We expect that the funds raised in connection with the March 17, 2006 Securities Purchase Agreement, will provide the necessary cash to support operations through until the end of the fiscal year 2006. Since we do not have further financing commitments and may need to raise additional funds after the fourth quarter of 2006, this condition raises doubt about our ability to continue as a going concern.

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

On September 30, 2002, we renegotiated the $1,200,000 promissory note with Mr. Carey pursuant to a requirement contained in the promissory note with Bank. According to the new terms of the loan, Mr. Carey extended the repayment of the principal amount until December 1, 2005. Until such time as the principal is paid, we will pay an interest only fee of 12% per year. Mr. Carey’s promissory note is expressly subordinated in right of payment to the prior payment in full of all of the Company’s senior indebtedness. Subject to the payment in full of all senior indebtedness, Mr. Carey is subrogated to the rights of the holders of such senior indebtedness to receive principal payments or distribution of assets. As of March 31, 2005, $359,600 was outstanding under the promissory note issued to Mr. Carey.

On September 30, 2002, we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. Amie Carey, Mr. Carey’s daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey’s wife, is the trustee of the trust. This bridge loan is for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2002, the AC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the AC Trust Fund agreed to extend the term of their loan to June 30, 2004. On March 30, 2004, the AC Trust Fund agreed to extend the term of their loan to March 31, 2005. On May 1, 2005, the AC Trust Fund agreed to extend the term of their loan to November 1, 2005. On March 31, 2006, the AC Trust Fund agreed to extend the term of their loan to May 31, 2006. As of March 31, 2006, $375,404 was outstanding under the AC Trust Fund loan agreement.

On March 18, 2003, we entered into a bridge loan agreement with Christopher J. Carey, for a total of $400,000. The agreement stipulates that the Company will pay an 8% interest rate on a quarterly basis until the loan becomes due and payable on June 30, 2004. We also issued to Mr. Carey 391,754 warrants exercisable for common stock for 10 years at a price of $0.97 per share. On December 30, 2003, Christopher J. Carey agreed to extend the term of the promissory note to June 30, 2004. As of December 31, 2003, $360,000 was outstanding under this bridge loan agreement. On May 1, 2004, Christopher J. Carey agreed to extend the term of the loan to June 1, 2005. On March 31, 2006 Mr. Carey agreed to extend the term of the loan to May 31, 2006. As of March 31, 2006 $262,000 was outstanding under the agreement.

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

On January 9, 2004, we were served with a notice of an event of default by United Trust Bank, now PNC Bank, a successor by merger effective January 2004 with United Trust Bank, (“the Bank”), under its Loan Agreement. Pursuant to section 6.01(d) of the Loan Agreement, an Event of Default exists due to the Company’s failure to pay Payroll Tax Obligations aggregating in the amount of $1,089,897 as of December 31, 2003 (including estimated penalties and interest). The Company continues to make timely scheduled payments pursuant to the terms of the loan and is in forbearance negotiations with the Bank with respect to the default. On April 1, 2004, the Company received a second Notice of Event of Default stating that the Bank had accelerated the maturity of the Loan and declared all principal, interest, and other outstanding amounts due and payable.

Because we were in default under the terms of the loan due primarily to our payroll tax default, the Bank has instituted the default rate of interest which is 5% above the “highest New York City prime rate” stated above. We have entered into an installment agreement with the United States Internal Revenue Service to pay the withholding taxes, under the terms of which we will pay $100,000 by May 31, 2004 and $35,000 each month, commencing June 28, 2004, until we have paid the withholding taxes due in full.

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

Financings by Stanford Venture Capital Holdings, Inc.

On May 15, 2002, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, in which we issued to Stanford (i) such number of shares of our Series A $1.50 Convertible Preferred Stock, referred to herein as Series A Preferred Stock, that would in the aggregate equal 20% of the total issued and outstanding shares of our common stock, and (ii) such number of warrants for shares of our common stock that would equal the number of shares of Series A Preferred Stock issued to Stanford. The total aggregate purchase price for the Series A Preferred Stock and warrants paid by Stanford was $3,000,000. The issuance of the Series A Preferred Stock and warrants took place on each of four separate closing dates from May 16, 2002 through and July 19, 2002, at which we issued an aggregate of 2,002,750 shares of our Series A Preferred Stock and warrants for 2,002,750 shares of our common stock to Stanford. . The warrants issued in 2002 were valued at $294,893 using the black-scholes model using the following assumptions and a stock price of $1.50:

•	Conversion price $1.50;
•	expected volatility of 0%;
•	expected dividend yield rate of 0%;
•	expected life of 5 years; and
•	a risk-free interest rate of 4.91% for the period ended June 30, 2002.

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

On April 24, 2003, we entered into a Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc. for the issuance of 2,444,444 shares of our Series B $0.90 Convertible Preferred Stock. The issuance of the Series B Preferred Stock took place on six separate closing dates beginning on May 5, 2003 through September 15, 2003. In connection with the Securities Purchase Agreement, we agreed to modify the previously issued five-year warrants to purchase 2,002,750 shares of our common stock: (i) to reduce the exercise price to $.25 per share; and (ii) to extend the expiration date through August 1, 2008. In addition, our President and Chief Executive Officer, Christopher J. Carey, agreed to convert outstanding loans of $543,000 to 603,333 shares of our common stock at a price of $.90 per share. In addition, the Company and Stanford entered into a Registration Rights Agreement, dated April 30, 2003, in which the Company agreed to register the shares of the Company’s common stock issuable upon conversion of the Series A and Series B Preferred Stock with the Securities and Exchange Commission, no later than November 15, 2003. The Company and Stanford agreed to extend the date of the filing requirements of the Registration Rights Agreement to March 14, 2004. We have not yet filed a registration statement, and are in negotiations with Stanford regarding an extension of the registration filing date.

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

In October 2003, the Company commenced offerings to accredited investors in private placements of up to $3,000,000 of the Company’s common stock. In the period of October 2003 through January 9, 2004 the Company raised $225,000 under the terms of these private placements. The shares offered in the private placement are priced at the 5 trading day trailing average closing price of the common stock on the OTCBB, less 20%. For each share purchased in the private placements, purchasers received a warrant to purchase one half (0.5) share of common stock at 130% of the purchase price. A minimum of $25,000 was required per investor. The number shares issued under this placement total 509,559, at an average price of $0.44/share.

Warrants

On June 16, 2004, in connection with the issuance of the 12% callable secured convertible notes (the “AJW Notes”)the Company issued to Stanford a warrant (the “Stanford Warrants”) to purchase 2,000,000 shares of Common Stock, expiring in five years, at an exercise price of $.0001,in consideration i) agreeing to a waiver of existing registration rights that included a lock up period for one year after the effective date of a registration statement prohibiting the registration and sale of Stanford’s securities and ii) agreeing as holder of Stronghold’s Series A $1.50 Convertible Preferred Stock (“Series A Stock”) and Series B $.90 Convertible Preferred Stock (“Series B Stock”), to waive any dilution issuances required by the Series A Stock and the Series B Stock as a result of the conversion of the AJW Notes or exercise of the Stanford Warrants into the Company’s common stock. This issuance of the Stanford Warrants has been accounted for as an adjustment of capital for the waiving of the dilution protection for the Series A and Series B preferred stock. The Stanford Warrants were valued at approximately $360,000 using the Black-Scholes option pricing model including the following assumptions: exercise price of $0.0001, expected volatility of 2.06%, expected dividend yield rate of 0%, expected life of 5 years, and a risk- free interest rate of 4.73%.

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

To date, the Investors purchased $5,330,000 in Notes, and received Warrants to purchase an aggregate of 4,930,000 shares of the companies stock, in thirteen different traunches dated June 18, 2004 for $1,000,000, July 21, 2004 for $500,000, October 22, 2004 for $350,000, March 18, 2005 for $650,000, March 31, 2005 for $350,000, May 4, 2005 for $300,000, July 18, 2005 for $282,500, August 30, 2005 for $100,000, October 6, 2005 for $210,000, November 9, 2005 for $150,000, December 31, 2005 for $107,480, February 6, 2006 for $180,000, March 17, 2006 for $250,000, April 12 for $200,000 and on May 12, 2006 for $200,000. On Dec 20, 2005 the investors converted $5,186 of the convertible notes into 172,873 shares of common stock.

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

Revenue is recognized under the guidelines of SFAS No. 48 "Revenue Recognition When Right of Return Exists" and has a four step process that must be met prior to the recording of revenue. The steps consist of the following: signing of sales contract, installation of hardware, completion of the training period and a signed contract from the customer stating they accept the product for the sixty-day trial period. Payment is due upon the completion of the trial period. The sales revenue and cost of sales reported in the consolidated statements of operations is reduced to reflect estimated returns. Service revenue is recognized when earned. All sales agreements with clients do not require significant production, modification, or customization of software, additionally all the functionality of the product is made available upon delivery, therefore the Company recognizes revenue in accordance with Paragraph 8 of SOP 97-2 when:

1) Persuasive evidence of an arrangement exists as evidenced by a signed contract,

2) Delivery has occurred, please note that Stronghold does not recognize revenue prior to delivery,

3) The price of Stronghold's system is fixed and determinable as evidence by the contract, and

4) Collectability is highly probable.

Revenue related to the sale of products is comprised of one-time charges to dealership customers for hardware (including server, wireless infrastructure, desktop PCs, printers, interior/exterior access points/antennas and handheld devices), software licensing fees and installation/training services. Stronghold charges Sales Solution™ dealers for all costs associated with installation. The most significant variable in pricing is the number of handheld devices purchased. Stronghold has not determined pricing for Service Solution.

Once Sales Solution™ is installed, Stronghold provides hardware and software maintenance services for a yearly fee equal to approximately 10% of the one-time implementation fees. All dealerships are required to purchase maintenance with installations and pay maintenance fees on a monthly basis. Stronghold provides customers with services, including software and report customization, business and operations consulting, and sales training services on an as needed basis which are typically are charged on a time and expenses basis.

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

Software Development Capitalization Policy

Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. For the quarter ended March 31, 2005 we , we capitalized $65,455 of development costs in developing enhanced functionality of our DealerAdvance(TM) products. This compares with nil for the quarter ended March 31, 2006.

ITEM 3. CONTROLS AND PROCEDURES

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

As a result of the identification of the misapplication of US GAAP rules, our principal executive officer/principal financial officer has concluded that, as of March 31, 2006, our internal control over financial reporting was not effective.

Remediation of Material Weaknesses

We have formulated a program to remedy the material weaknesses identified above.

We expect to (i) engage additional accounting personnel and (ii) increase our auditor’s review work quarterly, as well as, increase the areas reviewed and discussed with the audit committee and auditors beforehand, on any changes in accounting principles or revenue or expense recognition.

We plan to complete our remediation program during the second and third quarters of fiscal 2006. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except for the following, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:

The Company is engaged in arbitration proceedings with Lenard Berger (the “Claimant), a former officer, with regard to a claim for damages for the Company’s failure to remove a restrictive legend from 437,500 shares of common stock in Stronghold Technologies, Inc., additional unpaid salary accrued during his term of employment and pre-judgement interest on all amounts owing to the Claimant.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

February 2006 Financing

To obtain funding for its ongoing operations, the Company entered into a Securities Purchase Agreement (the “February 2006 Agreement”) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”) on February 6, 2006 for the sale of (i) $180,000 in callable secured convertible notes (the “Notes”) and (ii) stock purchase warrants (the “Warrants”) to buy 180,000 shares of our common stock.

On February 6, 2006, the Investors purchased $180,000 in Notes and received Warrants to purchase 180,000 shares of the Company’s common stock.

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

The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, the exercise price of the Warrants is adjusted in the event we issue common stock at a price below market.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock. The sale of the Notes was completed on February 6, 2006.

March 2006 Financing

To obtain funding for its ongoing operations the Company entered into a Securities Purchase Agreement (the “March 2006 Agreement”) with the Investors on March 17, 2006 for the sale of (i) $1,450,000 in callable secured convertible notes (the “Notes”) and (ii) stock purchase warrants (the “Warrants”) to buy 2,900,000 shares of our common stock.

On March 17, 2006, the Investors purchased $250,000 in Notes and received Warrants to purchase 250,000 shares of the Company’s common stock. In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, on the final business day of each month commencing in April 2006 and ending in January 2007, the Company will issue to the Investors and the Investors will purchase $200,000 in Notes and related Warrants in April 2006 and May 2006 and $100,000 in Notes and related Warrants thereafter. On April 12, 2006 the Investors purchased $200,000 in Notes. The Company or a majority in interest of the Investors may terminate the obligation to issue additional Notes and Warrants upon 30 days notice.

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

The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.05 per share. In addition, the exercise price of the Warrants is adjusted in the event we issue common stock at a price below market.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

As of May 17, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.02 and, therefore, the conversion price for the secured convertible notes was $.005. Based on this conversion price, the Notes in the amount of $5,130,000 issued as of April 12, 2006 were convertible into 1,026,000,000 shares of our common stock.

The Notes and Warrants were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.   Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On February 6, 2006, the Company and Christopher Carey, the Company's Chief Executive Officer, entered into an Agreement of Settlement (the "Agreement") pursuant to which Mr. Carey waived all rights to his accrued salary in the amount of $931,369 and in consideration for the issuance of 21,428,571 shares of common stock and 10,000 shares of Series C Preferred Stock (the "Series C Stock").

The Series C Stock has a stated value of $78.14 per share (the "Stated Value"). Each share of Series C Stock is convertible into shares of common stock determined by dividing the Stated Value of such share by the closing bid price on the day immediately before such conversion. The Series C Stock is convertible at the option of the holder and will be automatically converted into common stock upon receipt of financing (the "Financing") from the Investors. Upon receipt of financing from the Investors, the number of shares of Series C Stock multiplied by the Stated Value equal to the gross proceeds of the Financing shall be automatically converted into shares of common stock of the Company. On March 17, 2006, the Company received financing from the Investors in the amount of $250,000. Accordingly, Mr. Carey converted 3,199 Series C Stock into 12,500,000 shares of common stock. On May 18, 2006 the Investor reached a verbal agreement with Christopher Carey, the Company’s Chief Executive Officer, whereby both parties have agreed to reverse the February 6, 2006 transaction issuing 10,000 shares of Series C Preferred Stock. The effect of this reversal to the balance sheet as of March 31, 2006 is a $782,369 increase to accrued officer’s compensation and corresponding decrease to stockholder’s equity. The verbal agreement will be papered in the next two weeks.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of May, 2006.

STRONGHOLD TECHNOLOGIES, INC.

BY:	/s/ Christopher J. Carey
Name: Christopher J. Carey, Title: President ,Chief Executive Officer and Acting Chief Financial Officer (principal executive and financial officer)

By:	/s/ Karen S. Jackson
Name: Karen S. Jackson
Title: Controller (principal accounting officer)

Dated: As of May 19, 2006