Form 10QSB
period 2006-06-30
STRONGHOLD TECHNOLOGIES INC
filed 2006-08-14
CIK 1133598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT for the transition period from _______ to _______.

Commission file number: 333-54822

STRONGHOLD TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	22-3762832
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16801 Addison Road, Suite 310, Addison, TX 75001
(Address of principal executive offices)

(214) 866-0606
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of August 11, 2006, 37,851,393 shares of the Registrant’s common stock, (par value, $0.0001), were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No ☒

Transitional Small Business Disclosure Format: (Check One): Yes ☐ No ☒

--

PART I -   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stronghold Technologies, Inc. and Subsidiary
Condensed Consolidated Balance Sheet

June 30,	2006
(Unaudited)
ASSETS

Current assets
Cash	$101,288
Accounts receivable, less allowance for returns and
doubtful accounts of $80,000	36,862
Inventories	9,043
Prepaid expenses	6,234
Total current assets	153,427
Property and equipment, net	7,887
Other assets
Software development costs, net of accumulated amortization of $1,085,181	294,056
Deferred charge, loan acquisition costs, net of amortization	23,512
Other	4,893
Total other assets	322,461
$483,775
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$383,581
Interest payable, stockholders	1,385,598
Notes payable, stockholders, current portion	1,352,531
Deferred Revenue	230,295
Liquidated damages payable	1,454,735
Accrued expenses and other current liabilities	1,838,599
Total current liabilities	6,645,339
Long-term liabilities
Notes payable, stockholders, less current portion	875,000
Note payable, convertible debt	5,529,465
Total long term liabilities	6,404,465
Commitments and contingencies
Stockholders' deficit
Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125)
and preferred stock, Series B, $.0001 par value; authorized 2,444,444 shares,
2,444,444 issued and outstanding (aggregate liquidation preference $2,200,000)	445
Common stock, $.0001 par value, authorized 8,500,000,000
shares, 37,851,393 issued and outstanding	3,785
Additional paid-in capital	8,149,273
Accumulated deficit	(20,719,533)
Total stockholders' deficit	(12,566,030)
$483,775

Stronghold Technologies, Inc. and Subsidiary
Condensed Consolidated Statements of Operations

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$125,809	$365,869	$269,538	627,521

Cost of sales	15,193	99,639	30,996	217,818

Gross profit	110,616	266,230	238,542	409,703

Selling, general and
administration	513,678	569,085	1,219,299	1,369,370

Loss from operations	(403,062)	(302,855)	(989,738)	(959,667)

Interest expense	278,044	132,811	461,394	246,281
Liquidated damages	281,381	148,941	551,516	285,343

Net loss applicable to common
stockholders	$(962,487)	$(584,607)	$(1,993,677)	$(1,491,291)

Basic and diluted loss per
common share	$(0.02)	$(0.03)	$(0.07)	(0.09)

Weighted average number of
common shares outstanding	29,317,195	17,287,349	29,284,322	16,843,150

See accompanying notes to condensed consolidated financial statements

Stronghold Technologies, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

Six months ended June 30,	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,993,677)	$(1,491,291)
Adjustments to reconcile net loss to
net cash used in operating activities:
Allowance for returns and doubtful accounts	20,000	(39,029)
Depreciation and amortization	218,015	276,348
Interest payable, stockholders	346,283	170,213
Liquidated damages payable	551,516	285,343
Changes in operating assets and liabilities:
Accounts receivable	(13,425)	281,219
Inventories	9,050	(1,585)
Prepaid expenses	20,804	32,818
Accounts payable	(124,477)	(93,591)
Software development costs	-	(65,455)
Accrued expenses and other current liabilities	67,272	(145,453)
Deferred Revenue	(128,664)	(85,519)
Other Assets	35,422	(5,938)

Net cash used in operating activities	(991,881)	(881,920)

Cash flows from financing activities

Proceeds from notes payable, stockholders	-	225,000
Principal repayments of notes payable, stockholders	-	(12,000)
Proceeds from notes payable, convertible debt	1,030,000	1,300,000
Principal repayments of notes payable	(3,891)	(606,667)
Principal payments for obligations under capital leases	-	(24,212)

Net cash provided by financing activities	1,026,109	882,121

Net increase in cash	34,228	201

Cash, beginning of period	67,060	500

Cash, end of period	$101,288	$701

Supplemental disclosure of cash flow information,
Cash paid during the period for interest	$33,995	$67,368

Non cash financing activity
Conversion of amounts due officer to common stock	$150,000	$-

See accompanying notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three month period ended June 30, 2006 is not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended December 31, 2005.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of $1,993,677 and has negative cash flows from operations of $991,881 for the six months ended June 30, 2006, and has a working capital deficit of $6,491,912 and a stockholders’ deficit of $12,566,030 as of June 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During 2006, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at June 30, 2006:

Accrued Expenses
Sales tax	$106,153
Payroll taxes, including penalties and interest	579,436
Compensation	972,852
Commissions	115,530
Other accrued expenses	64,628
Total	$1,838,599

Payroll Tax Payment Agreement with IRS

On April 30, 2004, the Company entered into an installment agreement with the United States Internal Revenue Service (“IRS”) to pay overdue payroll taxes and penalties of totaling $1,233,101 under the terms of which the Company will pay a minimum of $35,000 each month, commencing June 28, 2004, until it has paid the withholding taxes due in full, to be completed in thirty-six month period by April 30, 2007. If the Company is unable to fulfill this agreement, the IRS could take possession of the Company’s assets. As of June 30, 2006, the company has made all required payments to the IRS.

7.	NOTES PAYABLE, STOCKHOLDERS

At June 30, 2006, notes payable, stockholders consists of the following:

Note payable bearing interest at 8% and due in March, 2007	$875,000
Note payable bearing interest at 12.5% and due August, 2006	992,531
Notes payable bearing interest at 8% and due August, 2006	360,000
2,227,531
Less current portion	1,352,531
875,000

8.	COMMITMENTS AND CONTINGENCIES

Callable Secured Convertible Notes

February 2006

On February 6, 2006, to obtain funding for its ongoing operations, the Company entered into an agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors") for the sale of (i) $180,000 in callable secured convertible notes (the "February 2006 Notes") and (ii) stock purchase warrants (the " February 2006 Warrants") to buy 180,000 shares of our common stock. The Notes bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, the exercise price of the Warrants is adjusted in the event we issue common stock at a price below market.

In connection with the above financing, also on February 6, 2006, a director, officer and a stockholder converted $150,000 of deferred compensation into 21,428,571 shares of common stock of the Company (the “Settlement Shares”) and (ii) $781,369 deferred compensation into 10,000 shares of Series C Preferred Stock (the “Preferred Shares”). On May 18, 2006, the Investors reached a verbal agreement with Christopher Carey, the Company’s Chief Executive Officer, whereby both parties have agreed to reverse the February 6, 2006 transaction issuing 10,000 shares of Series C Preferred Stock. The effect of this reversal to the balance sheet as of March 31, 2006 is a $782,369 increase to accrued officer’s compensation and corresponding decrease to stockholder’s equity.

March 2006

On March 17, 2006, to obtain funding for its ongoing operations, the Company entered into a Securities Purchase Agreement (the "Agreement") with the Investors on March 17, 2006 for the sale of (i) $1,450,000 in callable secured convertible notes (the "March 2006 Notes") and (ii) stock purchase warrants (the "March 2006 Warrants") to buy 2,900,000 shares of our common stock.

On March 17, 2006, the Investors purchased $250,000 in March 2006 Notes and received March 2006 Warrants to purchase 250,000 shares of the Company's common stock. On April 12, 2006 the Investors purchased $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. On May 12, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. On June 8, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. On July 12, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, on the final business day of each month through January 2007, the Company will issue to the Investors and the Investors will purchase $100,000 in March 2006 Notes and related March 2006 Warrants thereafter. The Company or a majority in interest of the Investors may terminate the obligation to issue additional March 2006 Notes and March 2006 Warrants upon 30 days notice.

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

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2004

	As previously	Restatement
	Reported	Adjustment	As Restated
	For the Qtr	For the Qtr	For the Qtr
	Ended	Ended	Ended
	6/30/2004	6/30/2004	6/30/2004

Sales	700,250		700,250

Cost of sales	215,358		215,538

Gross profit	484,892		484,712

Selling, general and
administrative	873,550	137,512	1,011,062

Loss from operations	(388,658)	(137,512)	(526,170)

Interest expense	98,609	(31,250)	67,359

Net loss applicable to common
stockholders	(487,267)	(106,262)	(593,529)

Basis and diluted loss per
common share	(0.04)	(0.01)	(0.04)

Weighted average number of
common shares outstanding	13,438,277		13,438,277

	Reported	Adjustment	As Restated
	For the Qtr	For the Qtr	For the Qtr
	Ended	Ended	Ended
	9/30/2004	9/30/2004	9/30/2004

Sales	475,969		475,969

Cost of sales	175,863		175,863

Gross profit	300,106		300,106

Selling, general and
administrative	947,301	(85,838)	861,463

Loss from operations	(647,195)	85,838	(561,357)

Interest expense	349,988	(229,166)	120,822
Liquidated damages	-	14,007	14,007

Net loss applicable to common
stockholders	(297,207)	300,997	(696,186)

Basis and diluted loss per
common share	(0.02)	0.02	(0.05)

Weighted average number of
common shares outstanding	14,024,528		14,024,528

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2005

	As previously	Restatement
	Reported	Adjustment	As Restated
	For the Qtr	For the Qtr	For the Qtr
	Ended	Ended	Ended
	3/31/2005	3/31/2005	3/31/2005

Sales	261,652		261,652
Cost of sales	118,179		118,179

Gross profit	143,473		143,473

Selling, general and
administrative	800,285		800,285

Loss from operations	(656,812)		(656,812)

Interest expense	416,098	(302,628)	113,470
Liquidated damages	-	136,402	136,402

Net loss applicable to common
stockholders	(1,072,910)	166,226	(906,684)

Basis and diluted loss per
common share	(0.07)	0.01	(0.06)

Weighted average number of
common shares outstanding	16,394,016		16,394,016

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2005

	As previously	Restatement
	Reported	Adjustment	As Restated
	For the Qtr	For the Qtr	For the Qtr
	Ended	Ended	Ended
	6/30/2005	6/30/2005	6/30/2005

Sales	365,869		365,869

Cost of sales	99,639		99,639

Gross profit	266,230		266,230

Selling, general and
administrative	569,085		569,085

Loss from operations	(302,855)		(302,855)

Interest expense	576,557	(443,746)	132,811
Liquidated damages	-	148,941	148,941

Net loss applicable to common
stockholders	(879,412)	294,805	(584,607)

Basis and diluted loss per
common share	(0.05)	0.02	(0.03)

Weighted average number of
common shares outstanding	17,287,349		17,287,349

STRONGHOLD TECHNOLOGIES INC.
RESTATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

	As previously	Restatement
	Reported	Adjustment	As Restated
	For the Qtr	For the Qtr	For the Qtr
	Ended	Ended	Ended
	9/30/2005	9/30/2005	9/30/2005

Sales	189,782		189,782

Cost of sales	68,381		68,381

Gross profit	121,401		121,401

Selling, general and
administrative	537,916		537,916

Loss from operations	(416,515)		(416,515)

Interest expense	639,773	(494,007)	145,766
Liquidated damages	-	217,375	217,375

Net loss applicable to common
stockholders	(1,056,288)	276,632	(779,656)

Basis and diluted loss per
common share	(0.06)	0.02	(0.05)

Weighted average number of
common shares outstanding	17,287,349		17,287,349

10.	SUBSEQUENT EVENTS

On March 17, 2006, to obtain funding for its ongoing operations, the Company entered into a Securities Purchase Agreement (the "Agreement") with the Investors on March 17, 2006 for the sale of (i) $1,450,000 in callable secured convertible notes (the "March 2006 Notes") and (ii) stock purchase warrants (the "March 2006 Warrants") to buy 2,900,000 shares of our common stock.

On March 17, 2006, the Investors purchased $250,000 in March 2006 Notes and received March 2006 Warrants to purchase 250,000 shares of the Company's common stock. On April 12, 2006 the Investors purchased $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. On May 12, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. On June 8, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. On July 12, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. On August 14, 2006 the Investors purchased an additional $150,000 in March 2006 Notes. In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, on the final business day of each month through January 2007, the Company will issue to the Investors and the Investors will purchase $100,000 in March 2006 Notes and related March 2006 Warrants thereafter. The Company or a majority in interest of the Investors may terminate the obligation to issue additional March 2006 Notes and March 2006 Warrants upon 30 days notice.

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

Overview of our Handheld Technology Business

On May 16, 2002, we entered the handheld wireless technology business via our acquisition by merger of the Predecessor Entity. The Predecessor Entity was founded on August 1, 2000 to develop proprietary handheld wireless technology for the automotive dealer software market. Since the merger of the Predecessor Entity into our subsidiary, we continue to conduct the Predecessor Entity’s handheld wireless technology business. However, under the new technology development plan, the Company will move away from its emphasis on the wireless technology and focus on a web-based desktop application.

Our Revenues Moving Forward

Beginning with the 4th Quarter of 2006 the Company’s revenue model will change. Rather than being hardware driven, the Company will become software driven and will move its DealerAdvance product from a server based platform to a web based application, thus eliminating the high cost of maintaining inventory and installation costs. Our revenues, moving forward will be primarily generated from a one-time up-front payment and monthly recurring fees covering software licenses. Our license agreements will be provided in twelve, twenty-four and thirty-six month terms. A $2,500 down payment and a monthly fee of $1,500 (12 months) will be booked as revenue at an average annual fee of $20,500, inclusive of the down payment.

The Company currently has approximately 50 user contracts at dealerships throughout the United States. Management believes that the majority of those contracts, of which all are to expire in the next 12 to 18 months, will be renewed at the above-mentioned rates however it cannot provide any guarantee regarding these renewals.

Additionally, many of the Company’s client customer base are part of dealer groups comprised of three or more dealerships. Up until now the Company has not been successful in leveraging its relationships with these dealers enabling the Company to place the DealerAdvance product into those additional group stores. Management now believes that because of the its new web based product and its newly developed client relationships, there is an opportunity to add an additional 20 to 25 client contracts over the next 12 to 18 months through these groups.

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

RESEARCH AND DEVELOPMENT

In June the Company hired Rajneesh Sharma as its Chief Information Officer. His first action as CIO was the closing of the Company’s Virginia technical support operations office and the termination of its employees based in that office. This resulted in substantial operational savings for the Company. As a result of the closure, in June the Company began operating its technical support services from the new Texas based corporate offices. Mr. Sharma’s primary focus moving forward is the development of the new web-based version of DealerAdvance™ (Web DA). Mr. Sharma is in the process of hiring a Texas based development team that will transfer existing application from a server-based product to a fully functional web-based application. The Company plans to launch the new product (“Web DA”) in October of 2006. The initial release of WebDA will take the existing DealerAdvance™ software with a few added enhancements and move the product to the web, thus eliminating the high cost of equipment required by the current product. The new product will not feature the hand-held wireless technology utilized previously by the Company, however, should a dealer desire the benefit of the technology, it will be provided at an additional cost to the dealer. In the first month of each quarter moving forward, a new release will be provided to dealers of WebDA, beginning with 1.0.

SALES DEVELOPMENT

In March 2006, the Company entered into a consulting agreement with Humphries Marketing Group (HMG), a Texas based automotive exclusive advertising agency. As per that agreement Steven Humphries, the CEO of HMG, is to serve as President of the Company, and is to also provide an individual to serve as the Vice President of Sales of the Company. In July, 2006 Mr. Humphries appointed David Scaturro (HMG’s Chief Operating Officer) as the Vice President of Sales.

As part of Mr. Humphries operating sales strategy, the Company has split the country into two regions (East and West). The Company and hired two Regional Sales Managers; Suzanne Hambruch (Eastern Region), serving dealers east of Texas and Melissa Markus (Western Region), serving dealers Texas west. The Regional Managers are based in Stronghold’s Texas and California offices, respectfully. The primary focus of the new sales team is to re-establish the Company’s relationships with its remaining customers and develop new contacts in preparation of the launch of the new “Web DA”. In the 4th Quarter of 2006, the Company will add additional two sales executives to service and sell the Web DA product.

THREE MONTHS ENDED JUNE 30, 2006 AND THREE MONTHS ENDED JUNE 30, 2005.

Revenue

For the quarter ended June 30, 2006, we had revenue of $125,809 compared with revenue of $365,869 for the quarter ended June 30, 2005. Revenue is generated from software license and system installation, maintenance support and service revenues. Revenues for the three months ended June 30, 2006 are broken down as follows:

	2006	2005	$ Change	% Change
Software License & System Installation	$4,210	$169,988	$(165,778)	-98%
Support & Maintenance	$117,599	$182,282	$(64,683)	-35%
Services	$4,000	$13,599	$(9,599)	-71%
Total Revenue	$125,809	$365,869	$(240,060)	-66%

Software license and system installation revenue decreased $165,778 in the three months ended June 30, 2006 to $4,210 as compared to $169,988 in the three months ended June 30, 2005 for a decrease of 98%. The primary reasons for the decrease in revenue can be attributed to the following:

•	The inability of the Company to sell its antiquated product in the highly competitive automotive CRM marketplace.

•	Repeated concerns in the marketplace about the Company’s ability to continue as a going concern.

Although we cannot provide guarantees, we do believe that our revenues will increase dramatically in the upcoming months due to the new “Web DA” product release.

Cost of Sales

Cost of sales on a percentage basis decreased to 10.57% of revenue for the three months ended June 30, 2006 as compared to 38.09% of revenue for the three months ended June 30, 2005 for a net decrease of 27.52%. The table below shows the Cost of Sales and percentage by category and the comparison in dollars and percentage for the three months ended June 30, 2006 and three months ended June 30, 2005. The decrease in Cost of Sales as a percentage of revenue of 27.52% is primarily attributed to the decline in new installations.

	Q2 2006	Q2 2005	Q2 2006	Q2 2005
Cost of Sales	Dollars	Dollars	% of Revenue	% of Revenue	% Change
Hardware Components	$-	$26,322.56	0.00%	10.06%	-10.06%
Client Software & Licensing	3,218	$15,745.70	2.24%	6.02%	-3.78%
Distribution Fees	951	$950.88	0.66%	-	0.66%
Subcontractors	1,873	$14,581.02	1.30%	5.57%	-4.27%
Misc Installation Costs	-	$723.28	0.00%	0.28%	-0.28%
Installations/Travel	-	$7,750.00	0.00%	2.96%	-2.96%
Repairs	-	$0.00	0.00%	0.00%	0.00%
Shipping	180	$3,946.10	0.13%	1.51%	-1.38%
Labor	8,971	$29,645.31	6.24%	11.33%	-5.09%
Total Cost of Sales	$15,193	$99,665
Total Cost of Sales % of Revenue	10.57%	38.09%			-27.52%

Gross Profits

We generated $110,616 in gross profits from sales for the quarter ended June 30, 2006, which was a decrease of $84,446 from the quarter ended June 30, 2005, when we generated $266,230 in gross profits. Our gross profit margin percentage increased by 15% in the quarter ended June 30, 2006 to 88%. The increase in gross profit is primarily attributable to the reduction in new installations for the period while maintaining monthly recurring maintenance revenue.

Selling, General and Administrative Expenses

Total Selling, General and Administrative expenses in the quarter ended June 30, 2006 were $513,678, a decrease of 9.74% or $55,407 from the quarter ended June 30, 2005 of $569,085. The reduction in expense is primarily attributable to the reduction of staff from 7 in June 30, 2005 to 5 in the quarter ended June 30, 2006. The reduction in staffing resulted in a reduction of payroll expenses of $49,677 which was the largest portion of the $84,446 reduction. Other significant expense reductions within selling, general and administrative expenses for the quarter ended June 30, 2006 and June 30, 2005 include $21,000 for accounting costs and $18,209 for commissions.

Our interest and penalty expense increased from $132,811 in the quarter ended June 30, 2005 to $278,044 in the quarter ended June 30, 2006..This increase of $145,233 is primarily due to interest expense attributed to the Convertible Notes. Liquidated damages associated with the Convertible Notes increased from $148,941 in the quarter ended June 30, 2005 to $281,381 in the quarter ended June 30, 2006. The $132,440 increase is due to an additional $1.2 million in Convertible Notes issued and subject to liquidated damages during the period June 30, 2005 through June 30, 2006.

Operating Loss

The Company’s operating losses increased by $100,207 in comparing the quarter ended June 30, 2006 to the quarter ended June 30, 2005, which were $403,062 and $302,855 respectively. This increase in losses is primarily attributed to a $240,060 decrease in revenue in the quarter ended June 30, 2006.

Net Loss

We had a net loss of $962,487 for the quarter ended June 30, 2006 compared to $584,607 for the quarter ended June 30, 2005, resulting in an increase in net losses of $377,880. This increase of net losses of 64.64% is primarily attributable to an additional $132,440 in liquidated damages and $145,233 associated with the Convertible Notes, offset by a reduction in operating losses of $100,207.

Our loss per share was $.02 with a weighted average of 29,317,195 shares outstanding in the quarter ended June 30, 2006 as compared to $0.03 loss per share in the quarter ended June 30, 2005 with a weighted average of 17,287,349 shares outstanding.

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

Liquidity and Capital Resources

Overview

As of June 30, 2006, our cash balance was $101,288. We had a net loss of $962,487 for the quarter ended June 30, 2006. We had a net operating loss of approximately $14,000,000 for the period from May 17, 2002 through June 30, 2006 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of June 30, 2006 was $116,862, less allowance for returns of $80,000, and $242,470 as of the quarter ended June 30, 2005, less allowance for returns of $180,862. The reason for the decrease in accounts receivable, less doubtful accounts was due to the decrease in revenues. Accounts receivable balances represent amounts owed to us for maintenance, service, software customization and additional systems components.

As of June 30, 2006, the Company had the following financing arrangements:

Debt Liability Summary Table
Current Debt Liabilities
IRS payment plan	$264,739
VA payment plan	83,275
Interest payable, stockholders	1,385,598
Notes payable, stockholders, current portion	1,352,531
Total current debt liabilities	$3,086,143

Long-term debt liabilities
Notes payable, stockholders, less current portion	$875,000
Note payable, convertible debt	5,529,465
Total long-term debt liabilities	$6,404,465

With respect to liabilities for real property leases, the following table summarizes these obligations:

Location	Date	Term	Remaining	on Lease
VA	11/4/2005	36 mos	28	$81,764

Financing Needs

To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception; we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $960,000 and have negative cash flows from operations of approximately $1,138,000 for the three months ended June 30, 2006, and have a working capital deficit of approximately $6,162,000 and a stockholders’ deficit of approximately $12,566,000 as of June 30, 2006. These conditions raise substantial doubt about our ability to continue as a going concern. During 2006, our management will rely on additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

We entered into a fourth Securities Purchase Agreement with the Investors on March 17, 2006 for the sale of (i) $1,450,000 in callable secured convertible notes (the “March 2006 Notes”) and (ii) stock purchase warrants (the “March 2006 Warrants”) to buy 2,900,000 shares of our common stock.

On March 17, 2006, the Investors purchased $250,000 in March 2006 Notes and received March 2006 Warrants to purchase 250,000 shares of the Company's common stock. On April 12, 2006 the Investors purchased $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. On May 12, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. On June 8, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. On July 12, 2006, the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. On August 14, 2006 the Investors purchased an additional $150,000 in March 2006 Notes. In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, on the final business day of each month commencing in June 2006 and ending in January 2007, the Company will issue to the Investors and the Investors will purchase $100,000 in Notes and related Warrants thereafter. The Company or a majority in interest of the Investors may terminate the obligation to issue additional Notes and Warrants upon 30 days notice.

The March 2006 Notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of August 10, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.01 and, therefore, the conversion price for the secured convertible notes was $.0025. Based on this conversion price, the Notes in the amount of $1,200,000 issued as of August 10, 2006 were convertible into 480,000,000 shares of our common stock.

We may prepay the March 2006 Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the callable secured convertible notes and the market price is at or below $.08 per share. The full principal amount of the March 2006 Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

The March 2006 Warrants are exercisable until five years from the date of issuance at a purchase price of $0.05 per share. In addition, the exercise price of the March 2006 Warrants is adjusted in the event we issue common stock at a price below market.

The Investors have contractually agreed to restrict their ability to convert the March 2006 Notes and exercise the March 2006 Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

The March 2006 Notes are a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.    In addition, the Company is also obligated on $4,680,000 in face amount of callable secured convertible notes issued to the Investors pursuant to other Securities Purchase Agreements entered with the Investors.

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

On September 30, 2002, we renegotiated the $1,200,000 promissory note with Mr. Carey pursuant to a requirement contained in the promissory note with PNC Bank. According to the new terms of the loan, Mr. Carey extended the repayment of the principal amount until December 1, 2005. Until such time as the principal is paid, we will pay an interest only fee of 12% per year. Mr. Carey’s promissory note is expressly subordinated in right of payment to the prior payment in full of all of the Company’s senior indebtedness. Subject to the payment in full of all senior indebtedness, Mr. Carey is subrogated to the rights of the holders of such senior indebtedness to receive principal payments or distribution of assets. As of June 30, 2006, $359,600 was outstanding under the promissory note issued to Mr. Carey. On August 10, 2006, Mr. Carey agreed to extend the term of his loan to August 31, 2006.

On September 30, 2002, we entered into a loan agreement with CC Trust Fund to borrow an amount up to $355,128. Christopher Carey Jr., Mr. Carey’s son, is the beneficiary of the trust, and Mary Carey, Mr. Carey’s wife, is the trustee of the trust. This bridge loan was for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the CC Trust Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2003, the CC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the CC Trust Fund agreed to extend the term of their loan to June 30, 2004. On March 30, 2004, the CC Trust Fund agreed to extend the term of their loan to March 31, 2005. On May 1, 2005, the CC Trust Fund agreed to extend the term of their loan to November 1, 2005. On April 11, 2006, the AC Trust Fund agreed to extend the term of their loan to May 31, 2006. On August 10, 2006, the CC Trust Fund agreed to extend the term of their loan to August 31, 2006. As of June 30, 2006, $355,128 was outstanding under the CC Trust Fund loan agreement.

On September 30, 2002, we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. Amie Carey, Mr. Carey’s daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey’s wife, is the trustee of the trust. This bridge loan is for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2002, the AC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the AC Trust Fund agreed to extend the term of their loan to June 30, 2004. On March 30, 2004, the AC Trust Fund agreed to extend the term of their loan to March 31, 2005. On May 1, 2005, the AC Trust Fund agreed to extend the term of their loan to November 1, 2005. On April 11, 2006 the AC Trust Fund agreed to extend the term of their loan to May 31, 2006. On August 10, 2006, the AC Trust Fund agreed to extend the term of their loan to August 31, 2006. As of June 30, 2006, $375,404 was outstanding under the AC Trust Fund loan agreement.

On March 18, 2003, we entered into a bridge loan agreement with Christopher J. Carey, for a total of $400,000. The agreement stipulates that the Company will pay an 8% interest rate on a quarterly basis until the loan becomes due and payable on June 30, 2004. We also issued to Mr. Carey 391,754 warrants exercisable for common stock for 10 years at a price of $0.97 per share. On December 30, 2003, Christopher J. Carey agreed to extend the term of the promissory note to June 30, 2004. As of December 31, 2003, $360,000 was outstanding under this bridge loan agreement. On May 1, 2004, Christopher J. Carey agreed to extend the term of the loan to June 1, 2005. On April 11, 2006, Christopher J. Carey agreed to extend the term of the loan to May 31, 2006. On August 10, 2006, Mr. Carey agreed to extend the term of the loan to August 31, 2006.

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

Warrants

On June 16, 2004, in connection with the issuance of the 12% callable secured convertible notes (the “AJW Notes”)the Company issued to Stanford a warrant (the “Stanford Warrants”) to purchase 2,000,000 shares of Common Stock, expiring in five years, at an exercise price of $.0001,in consideration i) agreeing to a waiver of existing registration rights that included a lock up period for one year after the effective date of a registration statement prohibiting the registration and sale of Stanford’s securities and ii) agreeing as holder of Stronghold’s Series A $1.50 Convertible Preferred Stock (“Series A Stock”) and Series B $.90 Convertible Preferred Stock (“Series B Stock”), to waive any dilution issuances required by the Series A Stock and the Series B Stock as a result of the conversion of the AJW Notes or exercise of the Stanford Warrants into the Company’s common stock. This issuance of the Stanford Warrants has been accounted for as an adjustment of capital for the waiving of the dilution protection for the Series A and Series B preferred stock. The Stanford Warrants were valued at approximately $360,000 using the Black-Scholes option pricing model including the following assumptions: exercise price of $0.0001, expected volatility of 2.06%, expected dividend yield rate of 0%, expected life of 5 years, and a risk- free interest rate of 4.73%

Callable Secured Convertible Notes

To obtain funding for its ongoing operations, the Company entered into various Securities Purchase Agreements with with the Investors for the sale of callable convertible secured notes and stock purchase warrants

To date, the Investors purchased $5,330,000 in notes, and received warrants to purchase an aggregate of 4,930,000 shares of the companies stock, in thirteen different traunches dated June 18, 2004 for $1,000,000, July 21, 2004 for $500,000, October 22, 2004 for $350,000, March 18, 2005 for $650,000, March 31, 2005 for $350,000, May 4, 2005 for $300,000, July 18, 2005 for $282,500, August 30, 2005 for $100,000, October 6, 2005 for $210,000, November 9, 2005 for $150,000, December 31, 2005 for $107,480, February 6, 2006 for $180,000, March 17, 2006 for $250,000, April 12, 2006 for $200,000, on May 12, 2006 for $200,000, on June 8, 2006 for $200,000, on July 12, 2006 for $200,000 and on August 14, 2006 for $150,000. On Dec 20, 2005, the Investors converted $1,297 of the convertible notes into 172,873 shares of common stock.  In May, 2006 the investors converted $813 of the convertible notes into 162,600 shares of common stock.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recoginition Policy

Under the new revenue model, the Company will book revenue upon contract consummation, as an initial payment is due upon execution of the Agreement. The contract terms are for twelve, twenty-four and thirty-six month terms at an average monthly fee of $1,500. Additional fees may be charged to clients and collected by the company for training and wireless technology.

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

As a result of the identification of the misapplication of US GAAP rules, our principal executive officer/principal financial officer has concluded that, as of June 30, 2006, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

--

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

The Company is engaged in arbitration proceedings with Lenard Berger (the “Claimant”), a former officer, with regard to a claim for damages for the Company’s failure to remove a restrictive legend from 437,500 shares of common stock of the Company, additional unpaid salary accrued during his term of employment and pre-judgment interest on all amounts owing to the Claimant. On May 18, 2006, Mr. Berger was awarded the sum of $214,361.52.

During the course of doing business the Company made certain guarantees to prospective clients as an inducement to contract for services. These guarantees, although limited, provided that the Company would pay off client third party equipment leases after the first 12 months of service if the client was not satisfied with the product. As of June 30, 2006, two judgments have been entered against the Company for failure to honor such guarantees to Wilson-Cornelius Ford and Great Lakes Ford - Muskegon. Two additional guarantees have been called by Graff Chevrolet and Zumwalt Ford. Graff has filed a suit against the Company in Texas and Zumwalt has made a demand to the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

February 2006 Financing

To obtain funding for its ongoing operations, the Company entered into a Securities Purchase Agreement (the “February 2006 Agreement”) with the Investors on February 6, 2006 for the sale of (i) $180,000 in callable secured convertible notes (the “February 2006 Notes”) and (ii) stock purchase warrants (the “February 2006 Warrants”) to buy 180,000 shares of our common stock.

On February 6, 2006, the Investors purchased $180,000 in February 2006 Notes and received February 2006 Warrants to purchase 180,000 shares of the Company’s common stock.

The February 2006 Notes bear interest at 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date.

We may prepay the February 2006 Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the callable secured convertible notes and the market price is at or below $.08 per share. The full principal amount of the February 2006 Notes is due upon default under the terms of February 2006 Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

The February 2006 Warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, the exercise price of the February 2006 Warrants is adjusted in the event we issue common stock at a price below market.

The Investors have contractually agreed to restrict their ability to convert the February 2006 Notes and exercise the February 2006 Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock. The sale of the February 2006 Notes was completed on February 6, 2006.

March 2006 Financing

To obtain funding for its ongoing operations the Company entered into a Securities Purchase Agreement (the “March 2006 Agreement”) with the Investors on March 17, 2006 for the sale of (i) $1,450,000 in callable secured convertible notes (the “March 2006 Notes”) and (ii) stock purchase warrants (the “March 2006 Warrants”) to buy 2,900,000 shares of our common stock.

On March 17, 2006, the Investors purchased $250,000 in March 2006 Notes and received March 2006 Warrants to purchase 250,000 shares of the Company's common stock. On April 12, 2006 the Investors purchased $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. On May 12, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. On June 8, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. On July 12, 2006, the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock. On August 14, 2006 the Investors purchased an additional $150,000 in March 2006 Notes. In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, on the final business day of each month commencing in June 2006 and ending in January 2007, the Company will issue to the Investors and the Investors will purchase $100,000 in Notes and related Warrants thereafter. The Company or a majority in interest of the Investors may terminate the obligation to issue additional Notes and Warrants upon 30 days notice.

The March 2006 Notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date.

We may prepay the March 2006 Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the callable secured convertible notes and the market price is at or below $.08 per share. The full principal amount of the Notes is due upon default under the terms of March 2006 Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

The March 2006 Warrants are exercisable until five years from the date of issuance at a purchase price of $0.05 per share. In addition, the exercise price of the March 2006 Warrants is adjusted in the event we issue common stock at a price below market.

The Investors have contractually agreed to restrict their ability to convert the March 2006 Notes and exercise the March 2006 Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

The Notes and Warrants were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.   Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Carey Settlement

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

--

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August, 2006.

STRONGHOLD TECHNOLOGIES, INC.

BY:	/s/ Steven E. Humphries
Name: Steven E. Humphries,
Title: President (principal executive officer and principal financial officer)

BY:	/s/ Karen S. Jackson
Name: Karen S. Jackson
Title: Controller (principal accounting officer)

Dated: As of August 14, 2006