Form 10QSB
period 2006-09-30
STRONGHOLD TECHNOLOGIES INC
filed 2006-11-20
CIK 1133598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT for the transition period from _______ to _______.

Commission file number: 333-54822

DealerAdvance, Inc.

(f/k/a Stronghold Technologies, Inc.)
(Exact name of small business issuer as specified in its charter)

Nevada	20-5717448
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 15, 2006, 39,731,393 shares of the Registrant’s common stock, (par value, $0.0001), were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒
Transitional Small Business Disclosure Format: (Check One): Yes No

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DealerAdvance, Inc. and Subsidiary
Condensed Consolidated Balance Sheet

September 30,

ASSETS	2006
(Unaudited)

Current assets
Cash	$66,282
Accounts receivable, less allowance for returns and
doubtful accounts of $80,000	53,831
Prepaid expenses	22,327
Total current assets	142,440

Property and equipment, net	5,927

Other assets
Software development costs, net of accumulated amortization of $1,167,015	212,222
Deferred charge, loan acquisition costs, net of amortization	16,624
Other	7,503
Total other assets	236,349

$384,716

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$379,646
Interest payable, stockholders	981,272
Note payable, stockholder	875,000
Deferred revenue	170,950
Liquidated damages payable	1,770,453
Accrued expenses and other current liabilities	914,228
Total current liabilities	5,091,549
Long-term liabilities
Notes payable, stockholders, convertible debt	806,909
Note payable, convertible debt	6,027,946
Total long term liabilities	6,834,855

Commitments and contingencies

Stockholders' deficit
Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125)
and preferred stock, Series B, $.0001 par value; authorized 2,444,444 shares,
2,444,444 issued and outstanding (aggregate liquidation preference $2,200,000) and preferred stock, Series D, $.01 par value; authorized 10,000 shares, 10,000 issued and
outstanding (aggregate liquidation preference $1,989,200)	545
Common stock, $.0001 par value, authorized 8,500,000,000
shares, 38,597,393 issued and outstanding	3,860
Additional paid-in capital	10,139,800
Accumulated deficit	(21,685,893)
Total stockholders' deficit	(11,541,688)

$384,716

DealerAdvance, Inc. and Subsidiary
Condensed Consolidated Statements of Operations

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$110,806	$189,782	$380,344	$817,616

Cost of sales	25,915	68,381	56,912	286,379

Gross profit	84,891	121,401	323,432	531,237

Selling, general and
administrative	510,351	537,916	1,729,660	1,910,825

Loss from operations	(425,460)	(416,515)	(1,406,228)	(1,379,588)

Interest expense	232,326	145,766	693,720	392,047
Liquidated damages	315,718	217,375	867,234	502,718

Net loss applicable to common
stockholders	$(973,504)	$(779,656)	$(2,967,182)	$(2,274,353)

Basic and diluted loss per
common share	$(0.02)	$(0.06)	$(0.08)	$(0.13)

Weighted average number of
common shares outstanding	37,927,676	17,287,349	35,031,948	16,991,761

See accompanying notes to condensed consolidated financial statements

DealerAdvance, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

Nine months ended September 30,	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,967,182)	$(2,274,353)
Adjustments to reconcile net loss to
net cash used in operating activities:
Provision for returns and allowances	20,000	(199,155)
Depreciation and amortization	310,462	414,522
Interest payable, stockholders	(58,043)	64,343
Interest payable, convertible debt		297,456
Liquidated damages payable	867,234	502,718
Changes in operating assets and liabilities:
Accounts receivable	(30,394)	405,924
Inventories	18,093	3,907
Prepaid expenses	4,711	47,063
Accounts payable	(128,412)	(104,504)
Software development costs	-	(65,455)
Accrued expenses and other current liabilities	589,539	(209,357)
Deferred Revenue	(188,009)	(180,020)
Other Assets	31,223	4,233
Net cash used in operating activities	(1,530,778)	(1,292,678)

Cash flows from financing activities

Proceeds from notes payable, stockholders	-	234,000
Principal repayments of notes payable, stockholders	-	(21,000)
Proceeds from notes payable, convertible debt	1,530,000	1,682,500
Proceeds from notes payable, other	-	33,000
Principal repayments of notes payable	-	(606,667)
Principal payments for obligations under capital leases	-	(28,455)
Net cash provided by financing activities	1,530,000	1,293,378

Net increase (decrease) in cash	(779)	700

Cash, beginning of period	67,060	500

Cash, end of period	$66,281	$1,200

Supplemental disclosure of cash flow information,
cash paid during the period for interest	$33,995	$1,392

See accompanying notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three month period ended September 30, 2006 is not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended December 31, 2005.

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

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

3.	STOCK-BASED COMPENSATION

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

4.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of $2,967,182 and has negative cash flows from operations of $1,530,778 for the nine months ended September 30, 2006, and has a working capital deficit of $4,949,109 and a stockholders’ deficit of $11,541,688 as of September 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During 2006, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at September 30, 2006:

Accrued Expenses
Sales tax	$106,524
Payroll taxes, including penalties and interest	439,314
Compensation	177,165
Commissions	114,974
Other accrued expenses	76,251
Total	$914,228

Payroll Tax Payment Agreement with IRS

On April 30, 2004, the Company entered into an installment agreement with the United States Internal Revenue Service (“IRS”) to pay overdue payroll taxes and penalties of totaling $1,233,101 under the terms of which the Company will pay a minimum of $35,000 each month, commencing June 28, 2004, until it has paid the withholding taxes due in full, to be completed in thirty-six month period by April 30, 2007. If the Company is unable to fulfill this agreement, the IRS could take possession of the Company’s assets. As of Septebmer 30, 2006, the company has made all required payments to the IRS.

6.	NOTES PAYABLE, STOCKHOLDERS

At September 30, 2006, notes payable, stockholders consists of the following:

Note payable bearing interest at 8% and due in April, 2007	$875,000
Convertible notes bearing no interest and due in August 2016	806,909
1,681,909
Less current portion	(875,000)
Long-term portion	806,909

7.	COMMITMENTS AND CONTINGENCIES

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

In connection with the above financing, also on February 6, 2006, a director, officer and a stockholder converted $150,000 of deferred compensation into 21,428,571 shares of common stock of the Company (the “Settlement Shares”) and (ii) $781,369 deferred compensation into 10,000 shares of Series C Preferred Stock (the “Preferred Shares”). On May 18, 2006, the Investors reached a verbal agreement with Christopher Carey, the Company’s former Chief Executive Officer, whereby both parties have agreed to reverse the February 6, 2006 transaction issuing 10,000 shares of Series C Preferred Stock. The effect of this reversal to the balance sheet as of March 31, 2006 is a $782,369 increase to accrued officer’s compensation and corresponding decrease to stockholder’s equity.

March 2006

On March 17, 2006, to obtain funding for its ongoing operations, the Company entered into a Securities Purchase Agreement (the "March 2006 Agreement") with the Investors on March 17, 2006 for the sale of (i) $1,450,000 in callable secured convertible notes (the "March 2006 Notes") and (ii) stock purchase warrants (the "March 2006 Warrants") to buy 2,900,000 shares of our common stock. The following closings have occurred pursuant to the March 2006 Agreement:

•	On March 17, 2006, the Investors purchased $250,000 in March 2006 Notes and received March 2006 Warrants to purchase 250,000 shares of the Company's common stock.
•	On April 12, 2006 the Investors purchased $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.
•	On May 12, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.
•	On June 8, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.
•	On July 12, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.
•	On August 14, 2006, the Investors purchased $150,000 in Notes.
•	On September 14, 2006, the Investors purchased $150,000 in Notes.
•	On October 10, 2006, the Investors purchased $150,000 in Notes

The Notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date.

8. CONVERTIBLE NOTES

As discussed in Note 8 above, On March 17, 2006, to obtain funding for its ongoing operations, the Company entered into the March 2006 Agreement with the Investors on March 17, 2006 for the sale of (i) $1,450,000 in the March 2006 Notes and (ii) the March 2006 Warrants to buy 2,900,000 shares of our common stock. The following closings have occurred pursuant to the March 2006 Agreement:

•	On March 17, 2006, the Investors purchased $250,000 in March 2006 Notes and received March 2006 Warrants to purchase 250,000 shares of the Company's common stock.
•	On April 12, 2006 the Investors purchased $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.
•	On May 12, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.

•	On June 8, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.
•	On July 12, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.
•	On August 14, 2006, the Investors purchased $150,000 in Notes.
•	On September 14, 2006, the Investors purchased $150,000 in Notes.
•	On October 10, 2006, the Investors purchased $150,000 in Notes

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

We were incorporated as a Nevada corporation on September 8, 2000, under the name TDT Development, Inc. On May 16, 2002, we acquired Stronghold Technologies, Inc., a New Jersey corporation referred to herein as our “Predecessor Entity”, pursuant to a merger of the Predecessor Entity into our wholly-owned subsidiary, TDT Stronghold Acquisition Corp., referred to herein as “Acquisition Sub”. As consideration for the merger, we issued 7,000,000 shares of our common stock, par value $0.0001 per share, to the stockholders of the Predecessor Entity in exchange for all of the issued and outstanding shares of the Predecessor Entity. Following the merger, Acquisition Sub, the survivor of the merger, changed its name to Stronghold Technologies, Inc. (NJ) and remains our only wholly-owned subsidiary. On July 11, 2002, we changed our name from TDT Development, Inc. to Stronghold Technologies, Inc. On July 19, 2002, we exchanged all of the shares that we held in our two other wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc., which conducted an import and distribution business specializing in truffle-based food product, for 75,000 shares of our common stock held by Mr. Pietro Bortolatti, our former president. In October 2006, we changes our name to DealerAdvance, Inc.

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

Our Revenues Moving Forward

Beginning with the 4th Quarter of 2006 the Company’s revenue model will change. Rather than being hardware driven, the Company will become software driven and will move its DealerAdvance product from a server based platform to a web based application, thus eliminating the high cost of maintaining inventory and installation costs. Our revenues, moving forward will be primarily generated from a one-time up-front payment and monthly recurring fees covering software licenses. Our license agreements will be provided in twelve, twenty-four and thirty-six month terms. A $2,500 down payment and a monthly fee of $1,500 over a twelve month term will be booked as revenue at an average annual fee of $20,500, inclusive of the down payment.

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

RESEARCH AND DEVELOPMENT

In June the Company hired Rajneesh Sharma as its Chief Information Officer. His first action as CIO was the closing of the Company’s Virginia technical support operations office and the termination of its employees based in that office. This resulted in substantial operational savings for the Company. As a result of the closure, in June 2006 the Company began operating its technical support services from the new Texas based corporate offices. Mr. Sharma’s primary focus moving forward is the development of the new web-based version of DealerAdvance™ (Web DA). Mr. Sharma is in the process of hiring a Texas based development team that will transfer existing application from a server-based product to a fully functional web-based application. The Company plans to launch the new product (“Web DA”) in November of 2006. The initial release of WebDA will take the existing DealerAdvance™ software with a few added enhancements and move the product to the web, thus eliminating the high cost of equipment required by the current product. The new product will not feature the hand-held wireless technology utilized previously by the Company, however, should a dealer desire the benefit of the technology, it will be provided at an additional cost to the dealer. In the first month of each quarter moving forward, a new release will be provided to dealers of WebDA, beginning with 1.0.

SALES DEVELOPMENT

In March 2006, the Company entered into a consulting agreement with Humphries Marketing Group (HMG), a Texas based automotive exclusive advertising agency. As per that agreement Steven Humphries, the CEO of HMG, is to serve as President of the Company, and is to also provide an individual to serve as the Vice President of Sales of the Company. In July 2006, Mr. Humphries appointed David Scaturro (HMG’s Chief Operating Officer) as the Vice President of Sales.

As part of Mr. Humphries operating sales strategy, the Company has split the country into two regions (East and West). The Company and hired two Regional Sales Managers; Suzanne Hambruch (Eastern Region), serving dealers east of Texas and Melissa Markus (Western Region), serving dealers Texas west. The Regional Managers are based in Stronghold’s Texas and California offices, respectfully. The primary focus of the new sales team is to re-establish the Company’s relationships with its remaining customers and develop new contacts in preparation of the launch of the new “Web DA”. In the 4th Quarter of 2006, the Company will add an additional sales executive to service and sell the Web DA product.

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND THREE MONTHS ENDED SEPTEMBER 30, 2005.

Revenue

For the quarter ended September 30, 2006, we had revenue of $110,806 compared with revenue of $189,782 for the quarter ended September 30, 2005. Revenue is generated from software license and system installation, maintenance support and service revenues. Revenues for the three months ended September 30, 2006 are broken down as follows:

	2006	2005	$ Change	% Change
Software License & System Installation	$9,720	$19,228	$(9,508)	-49%
Support & Maintenance	$97,086	$155,039	$(57,953)	-37%
Services	$4,000	$15,524	$(11,524)	-74%
Total Revenue	$110,806	$189,791	$(78,985)	-42%

Software license and system installation revenue decreased $9,508 in the three months ended September 30, 2006 to $9,720 as compared to $19,228 in the three months ended September 30, 2005 for a decrease of 49%. The primary reasons for the decrease in revenue can be attributed to the following:

•	The inability of the Company to sell its antiquated product in the highly competitive automotive CRM marketplace.

•	Repeated concerns in the marketplace about the Company’s ability to continue as a going concern.

Although we cannot provide guarantees, we do believe that our revenues will increase dramatically in the upcoming months due to the new “Web DA” product release.

Cost of Sales

Cost of sales on a percentage basis decreased to 23.29% of revenue for the three months ended September 30, 2006 as compared to 36.04% of revenue for the three months ended September 30, 2005 for a net decrease of 12.65%. The table below shows the Cost of Sales and percentage by category and the comparison in dollars and percentage for the three months ended September 30, 2006 and three months ended September 30, 2005. The decrease in Cost of Sales as a percentage of revenue of 12.65% is primarily attributed to the decline in new installations.

	Q3 2006	Q3 2005	Q3 2006	Q3 2005
Cost of Sales	Dollars	Dollars	% of Revenue	% of Revenue	% Change
Hardware Components	$7,350	$12,553.00	6.63%	6.62%	0.01%
Client Software & Licensing	6,022	$5,975.00	5.43%	3.15%	2.29%
Distribution Fees	951	$950.88	0.86%	-	0.86%
Subcontractors	875	$5,916.03	0.79%	3.12%	-2.33%
Misc Installation Costs	-	$1,074.40	0.00%	0.57%	-0.57%
Installations/Travel	-	$3,025.00	0.00%	1.59%	-1.59%
Repairs	-	$0.00	0.00%	0.00%	0.00%
Shipping	-	$1,190.58	0.00%	0.63%	-0.63%
Labor	1,675	$37,696.00	1.51%	19.86%	-18.35%
Inventory Adjustment	9,043	$0.00	8.16%	0.00%	8.16%
Total Cost of Sales	$25,915	$68,381
Total Cost of Sales % of Revenue	23.39%	36.04%			-12.65%

Gross Profits

We generated $84,891 in gross profits from sales for the quarter ended September 30, 2006, which was a decrease of $36,510 from the quarter ended September 30, 2005, when we generated $121,401 in gross profits. Our gross profit margin percentage increased by 12.6% in the quarter ended Septebmer 30, 2006 to 77%%. The increase in gross profit is primarily attributable to the reduction in new installations for the period while maintaining monthly recurring maintenance revenue.

Selling, General and Administrative Expenses

Total Selling, General and Administrative expenses in the quarter ended September 30, 2006 were $510,351, a decrease of 5.12% or $27,565 from the quarter ended September 30, 2005 of $537,916. The small reduction in expense is attributable to decreases of approximately $10,000 in accounting fees, $10,500 in insurance, $13,000 in rent expense and $13,000 in consultant fees, offset by an increase in travel expense of $19,000.

Our interest and penalty expense increased from $145,766 in the quarter ended September 30, 2005 to $232,326 in the quarter ended September 30, 2006..This increase of $86,560 is primarily due to interest expense attributed to the Convertible Notes. Liquidated damages associated with the Convertible Notes increased from $217,375 in the quarter ended September 30, 2005 to $315,718 in the quarter ended September 30, 2006. The $98,343 increase is due to an additional $1.8 million in Convertible Notes issued and subject to liquidated damages during the period September 30, 2005 through September 30, 2006.

Operating Loss

The Company’s operating losses increased by $8,945 in comparing the quarter ended September 30, 2006 to the quarter ended September 30, 2005, which were $425,460 and $416,515 respectively. Despite an overall decrease in expenses, the Company’s operating loss increased due to a $36,510 decrease in revenue in the quarter ended September 30, 2006.

Net Loss

We had a net loss of $973,504 for the quarter ended September 30, 2006 compared to $779,656 for the quarter ended September 30, 2005, resulting in an increase in net losses of $193,848. This increase in net losses of 24.86% is primarily attributable to an increase in liquidated damages associated with the Convertible Notes. In comparing the quarter ended September 30, 2005 to the quarter ended September 30, 2006, liquidated damages were $217,375 and $315,718, respectively. Interest expense, also associated with the Convertible Notes, increased by $86,560 from $145,766 to $232,326 for the three months ended September 30, 2005 and September 30, 2006, respectively.

Our loss per share was $.02 with a weighted average of 37,927,676 shares outstanding in the quarter ended September 30, 2006 as compared to $0.03 loss per share in the quarter ended September 30, 2005 with a weighted average of 17,287,349 shares outstanding.

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

Liquidity and Capital Resources

Overview

As of September 30, 2006, our cash balance was $66,282. We had a net loss of $973,504 for the quarter ended September 30, 2006. We had a net operating loss of approximately $14,658,000 for the period from May 17, 2002 through September 30, 2006 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of September 30, 2006 was $133,831, less allowance for returns of $80,000, and $117,766 as of the quarter ended September 30, 2005, less allowance for returns of $20,736. Accounts receivable balances represent amounts owed to us for maintenance, service, software customization and additional systems components.

As of September 30, 2006, the Company had the following financing arrangements:

Debt Liability Summary Table

Current Debt Liabilities
IRS payment plan	$165,392
VA payment plan	64,321
Interest payable, stockholders	981,272
Notes payable, stockholders, current portion	875,000
Total current debt liabilities	$2,085,985

Long-term debt liabilities
Notes payable, stockholders, convertible debt	$806,909
Note payable, convertible debt	6,027,946
Total long-term debt liabilities	$6,834,855

Financing Needs

To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception; we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $658,000 and have negative cash flows from operations of approximately $1,531,000 for the three months ended September 30, 2006, and have a working capital deficit of approximately $4,633,000 and a stockholders’ deficit of approximately $11,226,000 as of September 30, 2006. These conditions raise substantial doubt about our ability to continue as a going concern. During 2006, our management will rely on additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

We entered into a fourth Securities Purchase Agreement with the Investors on March 17, 2006 for the sale of (i) $1,450,000 in callable secured convertible notes (the “March 2006 Notes”) and (ii) stock purchase warrants (the “March 2006 Warrants”) to buy 2,900,000 shares of our common stock.

As discussed in Note 8 above, On March 17, 2006, to obtain funding for its ongoing operations, the Company entered into the March 2006 Agreement with the Investors on March 17, 2006 for the sale of (i) $1,450,000 in the March 2006 Notes and (ii) the March 2006 Warrants to buy 2,900,000 shares of our common stock. The following closings have occurred pursuant to the March 2006 Agreement:

•	On March 17, 2006, the Investors purchased $250,000 in March 2006 Notes and received March 2006 Warrants to purchase 250,000 shares of the Company's common stock.
•	On April 12, 2006 the Investors purchased $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.
•	On May 12, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.
•	On June 8, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.
•	On July 12, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.
•	On August 14, 2006, the Investors purchased $150,000 in Notes.
•	On September 14, 2006, the Investors purchased $150,000 in Notes.
•	On October 10, 2006, the Investors purchased $150,000 in Notes

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

On August 14, 2006, Mr. Carey entered into a Settlement Agreement with the Company pursuant to which Mr. Carey waived all rights to the following:

o accrued salary in the amount of $781,369;
o a bridge loan in the amount of $262,000;
o a bridge loan in the amount of $360,000;
o auto allowance payable in the amount of $25,600; and
o accrued interest in the amount of $370,299.

In consideration of this waiver, the Company has agreed to pay Mr. Carey $8,000 a month over a period of 15 months, issue Mr. Carey a convertible note in the amount of $661,369 (the "Carey Note") and issue Mr. Carey 5,117 shares of Series D Convertible Preferred Stock with an aggregate stated value of $1,017,899. The Carey Note matures on August 13, 2016, bears no interest and is convertible at the option of Mr. Carey at the market price of the Company's common stock. The shares of Series D Preferred Stock are convertible by dividing the stated value by the closing bid price on the day immediately prior to conversion.

On September 30, 2002, we entered into a loan agreement with CC Trust Fund to borrow an amount up to $355,128. Christopher Carey Jr., Mr. Carey’s son, is the beneficiary of the trust, and Mary Carey, Mr. Carey’s wife, is the trustee of the trust. This bridge loan was for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the CC Trust Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2003, the CC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the CC Trust Fund agreed to extend the term of their loan to June 30, 2004. On March 30, 2004, the CC Trust Fund agreed to extend the term of their loan to March 31, 2005. On May 1, 2005, the CC Trust Fund agreed to extend the term of their loan to November 1, 2005. On April 11, 2006, the AC Trust Fund agreed to extend the term of their loan to May 31, 2006. On August 10, 2006, the CC Trust Fund agreed to extend the term of their loan to August 31, 2006. As of June 30, 2006, $355,128 was outstanding under the CC Trust Fund loan agreement. On August 14, 2006, the CC Trust Fund (the "CC Fund") entered into a Settlement Agreement with the Company pursuant to which the CC Fund waived all rights to a loan made to the Company in the amount of $473,594 including interest. In consideration of this waiver, the Company has agreed issue the CC Trust Fund 2,381 shares of Series D Convertible Preferred Stock with an aggregate stated value of $473,594. The shares of Series D Preferred Stock are convertible by dividing the stated value by the closing bid price on the day immediately prior to conversion.

On September 30, 2002, we entered into a loan agreement with AC Trust Fund to borrow an amount up to $375,404. Amie Carey, Mr. Carey’s daughter, is the beneficiary of the trust, and Mary Carey, Mr. Carey’s wife, is the trustee of the trust. This bridge loan is for a period of twelve months, with all principal due and payable on September 30, 2003. The 12.5% interest on the outstanding principal is due each year. At the end of the loan period, the Fund will be entitled to exercise 25,000 warrants at $1.50 per share. On September 30, 2002, the AC Trust Fund agreed to extend the term of their loan to December 30, 2003. On December 30, 2003, the AC Trust Fund agreed to extend the term of their loan to June 30, 2004. On March 30, 2004, the AC Trust Fund agreed to extend the term of their loan to March 31, 2005. On May 1, 2005, the AC Trust Fund agreed to extend the term of their loan to November 1, 2005. On April 11, 2006 the AC Trust Fund agreed to extend the term of their loan to May 31, 2006. On August 10, 2006, the AC Trust Fund agreed to extend the term of their loan to August 31, 2006. As of June 30, 2006, $375,404 was outstanding under the AC Trust Fund loan agreement. On August 14 2006, the AC Trust Fund (the "AC Fund") entered into a Settlement Agreement with the Company pursuant to which the AC Fund waived all rights to a loan made to the Company in the amount of $497,691 including interest. In consideration of this waiver, the Company has agreed issue the AC Fund 2,502 shares of Series D Convertible Preferred Stock with an aggregate stated value of $497,691. The shares of Series D Preferred Stock are convertible by dividing the stated value by the closing bid price on the day immediately prior to conversion.

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

On April 24, 2003, our President and Chief Executive Officer, Christopher J. Carey, agreed to convert outstanding loans of $543,000 to 603,333 shares of our common stock at a price of $.90 per share in conjunction with the Series B Convertible Stock Financing detailed below

Financings from PNC Bank (Formerly United Trust Bank)

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

As a result of the identification of the misapplication of US GAAP rules, our principal executive officer/principal financial officer has concluded that, as of Sepember 30, 2006, our internal control over financial reporting was not effective.

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

We plan to complete our remediation program during the second, third and fourth quarters of fiscal 2006. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As discussed in Note 8 above, On March 17, 2006, to obtain funding for its ongoing operations, the Company entered into the March 2006 Agreement with the Investors on March 17, 2006 for the sale of (i) $1,450,000 in the March 2006 Notes and (ii) the March 2006 Warrants to buy 2,900,000 shares of our common stock. The following closings have occurred pursuant to the March 2006 Agreement:

•	On March 17, 2006, the Investors purchased $250,000 in March 2006 Notes and received March 2006 Warrants to purchase 250,000 shares of the Company's common stock.
•	On April 12, 2006 the Investors purchased $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.
•	On May 12, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.
•	On June 8, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.

•	On July 12, 2006 the Investors purchased an additional $200,000 in March 2006 Notes and received March 2006 Warrants to purchase 200,000 shares of the Company’s common stock.
•	On August 14, 2006, the Investors purchased $150,000 in Notes.
•	On September 14, 2006, the Investors purchased $150,000 in Notes.

On October 10, 2006, the Investors purchased $150,000 in Notes

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

On August 14, 2006, Christopher Carey entered into a Settlement Agreement with the Company pursuant to which Mr. Carey waived all rights to the following:

o accrued salary in the amount of $781,369;
o a bridge loan in the amount of $262,000;
o a bridge loan in the amount of $360,000;
o auto allowance payable in the amount of $25,600; and
o accrued interest in the amount of $370,299.

In consideration of this waiver, the Company has agreed to pay Mr. Carey $8,000 a month over a period of 15 months, issue Mr. Carey a convertible note in the amount of $661,369 (the "Carey Note") and issue Mr. Carey 5,117 shares of Series D Convertible Preferred Stock with an aggregate stated value of $1,017,899. The Carey Note matures on August 13, 2016, bears no interest and is convertible at the option of Mr. Carey at the market price of the Company's common stock. The shares of Series D Preferred Stock are convertible by dividing the stated value by the closing bid price on the day immediately prior to conversion.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of November, 2006.

DEALERADVANCE, INC.

BY:	/s/ Steven E. Humphries
Name: Steven E. Humphries,
Title: President and Chief Executive Officer (principal executive and financial officer)

BY:	/s/ Karen S. Jackson
Name: Karen S. Jackson
Title: Controller (principal accounting officer)

Dated: As of November 20, 2006