Form 10KSB
period 2006-12-31
STRONGHOLD TECHNOLOGIES INC
filed 2007-04-17
CIK 1133598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Commission File No. 333-54822

DEALER ADVANCE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	22-376235
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

16801 Addison Road, Suite 310, Addison, TX	75001
(Address of Principal Executive Offices)	(Zip Code)

(214)866-0606
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

Yes: ☒  No: ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State Registrant's revenues for fiscal year ended December 31, 2006: $479,474
State the aggregate market value of the common stock held by non-affiliates of the Registrant: $95,502 as of April 13, 2007 based on the closing sales price of $0.002 on that date.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 13, 2007:

Class	Number of Shares
Common Stock, $0.0001 par value	47,751,393

The following documents are incorporated by reference into the Annual Report on Form 10-KSB: None.

Transitional Small Business Disclosure Format

Yes: ☐   No: ☒

-i-

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

On September 26, 2006, we changed our name to Dealer Advance, Inc. As a result, symbol on the OTCBB was changed to DLAV.

On January 25, 2007, our Predecessor Entity filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Case No. 07-30322-sgj7. In connection with the filing, the Subsidiary has ceased all business activity and operations. The Subsidiary determined that it does not have sufficient resources to continue its operations. The court has appointed a bankruptcy trustee who will be responsible for the liquidation of the business through the bankruptcy case.

Our principal executive offices mailing address is 16801 Addison Road, Addison, Texas 75001. Our telephone number is 214-866-0606 and our Internet address is www.dealeradvance.com.

HISTORY OF OUR CUSTOMER RELATIONSHIP MANAGEMENT TECHNOLOGY BUSINESS

On May 16, 2002, we entered the handheld wireless technology business via our acquisition by merger of the Predecessor Entity. The Predecessor Entity was founded on August 1, 2000 by Christopher J. Carey, our former Chief Executive Officer and President, and Lenard J. Berger, former Chief Technology Officer and Salvatore F. D'Ambra, former Vice President, Product Development, of our wholly-owned subsidiary. The Predecessor Entity was founded to develop proprietary handheld wireless technology for the automotive dealer software market.

In 2006 we ceased from continuing to conduct the Predecessor Entity's handheld wireless technology business and have developed a new web based platform called WEB DA and currently offer the wireless technology created by the predecessor as an option

WEB BASED PRODUCT AND TECHNOLOGY DEVELOPMENT

We are engaged in the business of selling, marketing and installing a web based application software and database systems that manages the auto dealer-client relationship. Our suite of Customer Relationship Management ("CRM") software, has been designed to assist auto dealerships in collecting cliental contact information, following up on sales prospects and aiding dealership sales personnel in finalizing the sale of its automobiles.

We have identified five major prospect and customer sources within an auto dealership that can be leveraged for revenue and profit for our dealership clients: walk in showroom traffic, call-in prospects, internet based leads, the existing owner base of customers and service prospects.

Our software system is designed to provide a single solution for all of these five major prospect groups to increase profitability and improve customer service in the dealership. Our software system provides information captured from prospects, and provides automobile dealerships with the ability to manage prospects and customers through a disciplined follow-up process.

On January 18, 2007, we announced the launch of our new web based version of Dealer Advance called Web DA™. This new development provides Dealerships a quick turn on, easy to use, cost effective and accessible system with the programs necessary to manage the Customer Relationship processes and functions at their dealerships. The software will allow dealerships to run programs without a significant investment in new hardware, which was previously required with DealerAdvance(TM).

Previously, dealership clients had to purchase and invest in servers, hardware, cabling and handheld devices to derive the benefits of the original Dealer Advance ™. Additional costs included the time to install the system and back order of materials. Also, the previous system required that a user or manager be physically located at the dealership. Now, with the new web based technology, users can access Web DA™ from anywhere at anytime provided they have access to an internet connection and a web browser.

The new Web DA™ system provides an immediate and secure turn on after being assigned and provisioned a username, password and new account. This immediate same day turn on is achieved for a set up cost in range of $1,500 to $2,500. Previous technology often required a capital investment of up to $70,000 with dependency on material delivery and subcontractor installation delays caused by delays and back orders.

DESCRIPTION OF PRODUCTS

WebDA(TM) allows automobile dealers to capture a customer's contact and vehicle information, purchasing requirements, and gives dealership personnel the ability to search inventory in their DMS inventory systems . This search feature can be used to search inventory at multiple locations, dealership personnel can locate an appropriate vehicle in stock and print out the necessary forms to complete the purchase or lease deal. Through an integrated Customer Relationship Management (CRM)application, the system sends detailed tasks for prospect and customer follow-up on a sales and management level which increases the likelihood that a customer will purchase from the dealer in the future. WebDA administrators can produce activity and scoreboard reports to measure compliance and dealership data. DealerAdvance(TM) allows sales professionals to capture customer leads quickly, improve customer follow-up, and reduce administrative costs.

We host a web application software system that enables Dealership clients to securely access the system from any web browser after being granted an account with a username and password. All data that is entered onto the application is archived and easily retrieved from the SQL database that we also host as part of the product offering. All client data is protected and is only accessible by their selected staff members. Additionally we provide a driver licensing scanning station for easy capture of client data.

Many auto dealerships still rely on a paper based process to capture its prospects and track their progress to purchasing a vehicle. This paper process is difficult to manage due to high turnover and skills of the typical sales force. Management does not have the tools to determine how many opportunities have been generated and if they are receiving follow up after leaving the dealership. DealerAdvance prompts the salesperson to capture more information about each prospect and advises them of the appropriate follow up. When a customer is ready to purchase a vehicle, the system aids the dealership in completing the sales through features such as inventory search and forms printing. Management is able to view dealership traffic in real-time, by salesperson, and can easily pinpoint deficiencies in the capture and follow up process.

WEB DA™ provides certain advantages to automobile dealerships, including:

o	access to competitive and proprietary industry information from a variety of sources, such as convenient access to vehicle

o	identification numbers, drivers license numbers and reverse telephone number information which provides home and business addresses;

o	employee access to sales contracts as well as access to sales and performance reports; and

o	allows integration with existing automotive dealer accounting and business systems such as ADP and Reynolds and Reynolds.

WEB DA™ offers features that aid in automobile sales and service such as:

o	streamlining and simplifying sales and follow-up processes;

o	providing current and comprehensive information and data for new and used car inventory, including information regarding competing products, and customer history with the dealership;

o	providing performance data and analysis on each member of a sales team; and

o	providing management with valuable and relevant transaction information on a real-time basis.

A user can enter client data via the DealerAdvance application running on any desktop. Data can be entered into the system typed by the user or through drivers license scanning Data entered by the user is transmitted to the web hosted database server in real time.

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

Users also have the ability to manually schedule activities with a customer. All activities are displayed on the user's work plan in chronological order. The user may select any activity, view the details of the activity and customer information and complete the activity. WebDA allows users to e-mail customers directly.

The system will prompt the user to schedule additional activities when completing follow up with a customer. For example, if the user completes a follow up call the system will prompt the user to set an appointment. The user can enter a date and time for the appointment, schedule an additional follow up call or indicate that no additional activities are required at this time.

The system offers a variety of reports to management to show the volume of traffic at the dealership and if those prospects are receiving follow up in a timely fashion. Reports also show ratios for data in the system, such as Calls made to Appointments Set, Appointments Set to Appointments Shown, etc All reports can be customized based on the data that a dealer would want to review.

The system has the following features:

o
Prospect capture which allows the user to input the required information, reverse phone lookup, duplicate record checking, electronic guest sheet and capture signatures electronically for credit card processing.

o
The system tracks compliance with National Registry and Dealership specific DNC list. Customers marked "DNC" have phone number hidden to avoid accidental calling. In addition, the dealer can print a report to insure compliance.

o	The system can scan and authenticate driver licenses while capturing both the front and back image and inserting it into guest details.

o	Provides a call management system for follow ups.

o	Provides daily workplan and appointment scheduling which appointments, calls, letters and emails for salespeople.

o	Generate prospect reports, scoreboard, appointment calendar and activity reports sorted by salesperson, sales team, or individual dealership.

o
Receive leads from all internet lead sources including adf format and manage follow up from WEB DA™ . Features include: route leads to a specific user based on lead source, auto responders, templates, customers using multiple lead sources, lead protection.

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

Version 3.4 released in January 2004 introduced integration with WhosCalling and Call Bright, the two leading providers of phone call management services. The dealer is assigned several toll free numbers to place in a specific advertising outlet (newspaper, TV, radio, etc). When the customer dials the toll free number, the call management service identifies the callers’ information (name, address, demographics) and records the call. The call information and a link to the call recording are passed by the call management service to DealerAdvance. Version 3.4 introduced the ability to receive Internet leads in DealerAdvance. An Internet Manager can view leads and follow up via email with prospective customers that view the dealer's web site or are passed by 3rd party lead providers. Through a subscription service, in Version 3.4, the dealer can maintain their compliance with the National Do Not Call Regulations managed by the FTC. DealerAdvance will automatically determine which customers are safe to call based on the "established business relationship" rules defined in the regulations. The system can produce the documentation required to demonstrate compliance.

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

From 2002 through 2005, we generally granted a 60-day performance guarantee period for each new installation. If performance goals were met, the contracts became noncancellable for their terms, usually 36 months. In 2006 the Company discontinued the 60-day performance guarantee and focused efforts on developing the new web based application software system. As of December 31, 2006, a total of 32 dealers were using the DealerAdvance Sales Solution(tm), down from 83 as of December 31, 2005.

This net reduction of 51 clients represents contracts that came to their term that were not renewed. Additionally during 2006, we added no new clients as we were focused on the development of our new web based software system that was not completed until January of 2007. As a result of the reversal in growth, the Company has taken proactive measures to reprice and reintroduce the software to the buying marketplace and reduce the capital expenditure and time required to utilize the old system.

OUR REVENUES

Our revenues in 2006 were primarily received from the maintenance contracts earned through the use of the DealerAdvance™ system by 32 client dealerships in 2006. The typical maintenance contract for the old system is for 36 months and is $750.00 per month. The average total 36 month maintenance portion of the contact is $27,000. In the operating period from 2002 through to 2005, approximately 50% of all our customers have prepaid the maintenance fees through a third party leasing finance company and have generated deferred revenue liability on the balance sheet as a result of receiving these advance payments.

Prior to 2006 the Company’s revenues were primarily generated from the installation of the previous version of the Dealer Advance system and had an average selling package price of $70,000.

With release of the new WebDA™ system announced in January 2007, the Company’s revenue model has changed to provide for competitive pricing advantages made available with the new wed based system. Our revenues moving forward will be primarily generated from a one-time up-front payment and monthly recurring fees covering software licenses. Our license agreements will be provided in twelve, twenty-four and thirty-six month terms. A $2,500 down payment and a monthly fee of $1,500 over a twelve month term will be booked as revenue at an average annual fee of $20,500, inclusive of the down payment.

COST OF GOODS SOLD

Our Cost of Goods Sold in 2006 was primarily attributed to supporting the maintenance portion of contracts as referenced above in the revenues section and were comprised of hardware components, software licensing and labor. Additional Cost of Goods Sold was recognized for Software Development of the new WebDA ™ system. In total, Cost of Goods Sold as a percentage of revenues in 2006 was 14.889%.

Prior to 2006, Cost of Goods Sold as a percentage of revenue was greater due to the fact that the Company had generated revenues from new software systems and incurred installation expenses. The total Cost of Goods Sold as a percentage of revenue in 2005 was 34.37%.

With the release of the new WebDATM system announced in Jan 2007, the company we will incur new categories of Cost of Goods Sold for hosting and servicing of the new product of approximately 20% of the estimated new estimated monthly revenue per customer of $2,500.

With release of the new WebDATM system announced in Jan 2007 the company we will incur cost of sales attributed to the hosting and servicing of this new product. Estimated cost of sales is estimated to be approximately 20% of the new monthly fee of $2,500.

SELLING, GENERAL AND ADMINISTRATIVE OPERATING EXPENSES

Our selling, general operating expenses are primarily comprised of:

o	Marketing and Selling;

o	General and Administrative; and

o	Development & Operations.

MARKETING AND SELLING EXPENSE

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

GENERAL and ADMINISTRATIVE EXPENSE

Our general and administrative expenses include expenses for all facilities, insurance, benefits, telecommunications, legal and auditing expenses are included as well as the executive management group wage expense.

RESEARCH AND DEVELOPMENT EXPENSE

Since our inception in September 2000, we have spent approximately $4,300,000 on research and development activities. While we have been successful in meeting planned goals in the development and introduction of DealerAdvance Sales Solution(TM), there can be no assurance that our research and development efforts will be successful with respect to additional products, or if successful, that we will be able to successfully commercially exploit such additional products.

Our development & operations expenses also include the expenses for the Client Consultant group which advises and supports the installations of our Dealer Advance(TM) clients.

In June 2006, the Company hired Rajneesh Sharma as its Chief Information Officer. His first action as CIO was the closing of the Company’s Virginia technical support operations office and the termination of its employees based in that office. This resulted in substantial operational savings for the Company. As a result of the closure, in June 2006 the Company began operating its technical support services from the new Texas based corporate offices. Mr. Sharma’s primary focus moving forward is the development of the new web-based version of DealerAdvance™ (WebDA™). Mr. Sharma is in the process of hiring a Texas based development team that will transfer existing application from a server-based product to a fully functional web-based application. The Company launched the new product (“Web DA”) in January of 2007. The initial release of WebDA™ will take the existing DealerAdvance™ software with a few added enhancements and move the product to the web, thus eliminating the high cost of equipment required by the current product. The new product will not feature the hand-held wireless technology utilized previously by the Company, however, should a dealer desire the benefit of the technology, it will be provided at an additional cost to the dealer. In the first month of each quarter moving forward, a new release will be provided to dealers of WebDA™, beginning with 1.0.

COMPETITION RELATED TO HANDHELD TECHNOLOGY BUSINESS

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

MARKETING AND SALES

We have identified a target market of approximately 21,500 new car automobile dealerships in the United States that meet the base criteria for our system. More specifically, we target a primary market of approximately 10,000 dealerships that sell a minimum of 75 new and used cars each month and do not currently have CRM systems. Generally, our target market consists of midline dealerships, including brands such as Chevrolet, Ford, Nissan, Volkswagen, Toyota, Honda, Buick, Pontiac, GMC Trucks, Chrysler and Dodge. The reason for this is that midline dealers typically have high prospect and customer traffic, which makes for large untapped prospect opportunities that the client can leverage through the follow-up process from DealerAdvance. In addition, it is estimated that only approximately one-half of the new car dealerships have made investments in CRM products.

We further qualify our market as dealerships with over $15 million in annual revenue. Obviously, a larger dealership has more traffic, more customer transactions, more sales people, and can more easily justify the investment. Finally, we limit our market to dealerships in those parts of the country where it has sales and support coverage.

As a means to conserve capital and deploy an effective and efficient sale and marketing plan, the Company entered into a Letter of Intent, in February of 2006 with one of its distribution partners, Humphries Marketing Group (“HMG”), to provide executive sales and marketing management services. HMG is a boutique advertising agency primarily focused on the automobile retail industry and currently has approximately 20 dealer clients nationwide. Humphries also provides consulting services to members of the National Automobile Dealers Association (“NADA”) 20 Groups for advertising and CRM services.

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

As part of Mr. Humphries operating sales strategy, the Company has split the country into two regions (East and West). The Company hired two Regional Sales Managers; a Texas based Eastern Manager serving dealers east of Texas and a California based Western Region Manager serving dealers Texas west. The Regional Managers are based in the Company’s Texas and California offices, respectfully. The primary focus of the new sales team is to re-establish the Company’s relationships with its remaining customers and develop new contacts in preparation of the launch of its new web-based CRM product “WebDA™” in the 1st Quarter of 2007. The Company will employ additional Sales Managers as the Company implements the launch of its new WebDA™ product.

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

EMPLOYEES

As of December 31, 2006, we had a total of 7 full-time employees, of which 4 are dedicated to marketing and sales and regional customer support. As of December 31, 2006, 1 is in New Jersey, 1 in California, and 4 in Texas. Our CEO and VP of Sales, both of whom are based in Texas, provide services under a Consulting Agreement with Humphries Marketing Group.

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

Risks Concerning Our Business

Our sole executive officer and director and CEO may be subject to fines, sanctions and/or penalties of an indeterminable nature as a result of violations of the Sarbanes Oxley Act of 2002 in connection with loans made to the sole executive officer and director.

During the quarter ended December 31, 2006, we made certain loans to Mr. Steven Humphries, our sole executive officer and director, or a company controlled by Mr. Humphries, aggregating $114,141. During this same period, a portion of the loans were repaid through the payment of cash in the amount of $68,000. These loans made to Mr. Humphries violate Section 402 of the Sarbanes Oxley Act of 2002. As a result, despite the fact that a portion of such loans were repaid, our company and/or Mr. Humphries may be subject to fines, sanctions and/or penalties. At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by our company and/or Mr. Humphries. The purpose of such loan was for personal use.

We Have A History Of Incurring Net Losses; We Expect Our Net Losses To Continue As A Result Of Planned Increases In Operating Expenses; And, Therefore, We May Never Achieve Profitability Which May Cause Us To Seek Additional Financing Or To Cease Operations.

We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. We had a net loss of $4,444,000 and $3,632,000 for the fiscal years ended December 31, 2006 and December 31, 2005, respectively. We have an accumulated net operating loss of approximately $17,000,000 for the period from May 17, 2002 through December 31, 2006 to offset future taxable income. Losses prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. We expect to continue to incur net losses and negative cash flows for the foreseeable future. We will need to generate significant additional revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section, as well as numerous other factors outside of our control, including:

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

We believe that our current funds and accounts receivable will only be sufficient for our immediate future, raising substantial doubt about our ability to continue as a going concern. During 2007, the management of the Company will rely on receiving the balance of the $900,000 committed by the current investors of Convertible Notes to provide the company with sufficient working capital for the next 12 months. Of the $900,000 committed, $250,000 has already been infused into the Company leaving a remaining $650,000. In the event that the Company does not meet its business plan in 2007, the balance of the remaining $900,000 may not satisfy the working capital requirements and the Company may need to raise additional capital to fund its operations in the third quarter of 2007. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

We May Fail To Gain Market Acceptance Of Our Products, Therefore Our Business And Results Of Operations Could Be Harmed.

We are still in the early marketing stages of our WebDA™ Customer relationship Management system. The initial version of this development was completed in January of 2007 and we still have not signed a customer to it and therefore there is substantial risk of weather or not this product will be adopted.

We may experience design, marketing, and other difficulties that could delay or prevent our introduction, or marketing of the new product. In addition, the costs of developing and marketing our products may far outweigh the revenue stream generated by such products. Finally, our prospects for success will depend on our ability to successfully sell our products to key automobile dealerships that may be inhibited from doing business with us because of their commitment to their own technologies and products, or because of our relatively small size and lack of sales and production history.

The nature of our product and technology requires us to market almost exclusively to automobile dealerships. Should any particular dealership or group of dealerships decide not to utilize our services to the extent anticipated, our business may be adversely affected. Large and costly consumer products such as automobiles are sensitive to broad economic trends. Therefore, our business could suffer if automobile dealerships are affected by poor economic conditions. If dealer sales are trending downward, capital expenditures, like those associated with our WebDA™ products, may be delayed or abandoned.

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

Risks Concerning Our Capital Structure

Our former Chief Executive Officer Has Significant Control Of Our Common Stock And, Therefore, Could Control Our Actions In A Manner That Conflicts With Our Interests And The Interests Of Other Stockholders.

We Have Shares Eligible for Future Issuance, Therefore Our Stockholders May Suffer Dilution As A Result.

As of December 31, 2006, we had 43,587,393 shares of our Common Stock issued and outstanding. In addition, we have 3,707,643 shares of Common Stock reserved for issuance upon the exercise of all outstanding options, and 10,738,508 shares of Common Stock reserved for issuance upon the exercise of certain outstanding warrants and upon the conversion of certain shares of our Series A and Series B Preferred Stock.

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

Under the terms of a Consulting Agreement between DealerAdvance, Inc. (the “Company”) and Humphries Marketing Group, LLC (“HMG”) dated April 30, 2006, the Company reimburses HMG $2,000 per month for shared use of its’ facility in Addison, Texas. The term is month to month. The Company has a similar arrangement for shared space in HMG’s Sacramento, CA office at a monthly cost of $1,000.

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

The Company is engaged in arbitration proceedings with Lenard Berger (the “Claimant”), a former officer, with regard to a claim for damages for the Company’s failure to remove a restrictive legend from 437,500 shares of common stock of the Company, additional unpaid salary accrued during his term of employment and pre-judgment interest on all amounts owing to the Claimant. On May 18, 2006, Mr. Berger was awarded the sum of $214,361.52. As of December 31, 2006, a total of $27,030 has been paid against the claim.

During the course of doing business the Company made certain guarantees to prospective clients as an inducement to contract for services. These guarantees, although limited, provided that the Company would pay off client third party equipment leases after the first 12 months of service if the client was not satisfied with the product. As of December 31, 2006, two judgments have been entered against the Company for failure to honor such guarantees to Wilson-Cornelius Ford and Great Lakes Ford - Muskegon. Two additional guarantees have been called by Graff Chevrolet and Zumwalt Ford. Graff has filed a suit against the Company in Texas and Zumwalt has made a demand to the Company.

On January 25, 2007, our Predecessor Entity, Stronghold Technologies, Inc. (NJ) a New Jersey corporation and a wholly owned subsidiary of Dealer Advance, Inc., filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Case No. 07-30322-sgj7. In connection with the filing, the Subsidiary has ceased all business activity and operations. The Subsidiary determined that it does not have sufficient resources to continue its operations. The court has appointed a bankruptcy trustee who will be responsible for the liquidation of the business through the bankruptcy case.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol "DLAV". The following table sets forth the high and low bid prices of our Common Stock, as reported by the OTCBB for each quarter since January 1, 2005. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

2005	High	Low

January 1, 2005 - March 31, 2005	$0.230	$0.020
April 1, 2005 - June 30, 2005	$0.090	$0.010
July 1, 2005 - September 30, 2005	$0.100	$0.040
October 1, 2005 - December 31, 2005	$0.040	$0.030

2006	High	Low

January 1, 2006 - March 31, 2006	$0.060	$0.009
April 1, 2006 - June 30, 2006	$0.025	$0.011
July 1, 2006 - September 30, 2006	$0.015	$0.004
October 1, 2006 - December 31, 2006	$0.001	$0.013

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

OUR HISTORY

We were incorporated as a Nevada corporation on September 8, 2000, under the name TDT Development, Inc. On May 16, 2002, we acquired Stronghold Technologies, Inc., a New Jersey corporation, referred to herein as our "Predecessor Entity", pursuant to a merger of Stronghold Technologies into our wholly-owned subsidiary, TDT Stronghold Acquisition Corp., referred to herein as "Acquisition Sub". Our company, formerly TDT Development, Inc., was a reporting entity at the time. Its principals were Pietro Bortolatti, President, CEO and Chairman, Tiziana DiRocco, Vice-President and Director of European Operations and David Rector, Director. The merger was an arms length transaction and none of the parties had a prior existing relationship. As consideration for the merger, we issued 7,000,000 shares of our common stock valued at $.75 per share to the stockholders of the Predecessor Entity in exchange for all of the issued and outstanding shares of the

Predecessor Entity. No fairness opinion was issued in connection with this merger. Following the merger, Acquisition Sub, the survivor of the merger, changed its name to Stronghold Technologies, Inc. (NJ) and remains our only wholly-owned subsidiary. We approved the transaction as the sole shareholder of the Acquisition Sub as did the shareholders of the Predecessor Entity.

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

On September 26, 2006, we changed our name to Dealer Advance, Inc. As a result, symbol on the OTCBB was changed to DLAV.

On January 25, 2007, our Predecessor Entity filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Case No. 07-30322-sgj7. In connection with the filing, the Subsidiary has ceased all business activity and operations. The Subsidiary determined that it does not have sufficient resources to continue its operations. The court has appointed a bankruptcy trustee who will be responsible for the liquidation of the business through the bankruptcy case.

HISTORY OF OUR CUSTOMER RELATIONSHIP MANAGEMENT TECHNOLOGY BUSINESS

On May 16, 2002, we entered the handheld wireless technology business via our acquisition by merger of the Predecessor Entity. The Predecessor Entity was founded on August 1, 2000 by Christopher J. Carey, our former Chief Executive Officer and President, and Lenard J. Berger, former Chief Technology Officer and Salvatore F. D'Ambra, former Vice President, Product Development, of our wholly-owned subsidiary. The Predecessor Entity was founded to develop proprietary handheld wireless technology for the automotive dealer software market.

Since the creation of the new subsidiary and merger of Dealer Advance Inc. and name change from Stronghold Technologies Inc. to Dealer Advance Inc., , In 2006 we have ceased from continuing to conduct the Predecessor Entity's handheld wireless technology business and have developed a new web based platform called WEB DA and currently offer the wireless technology created by the predecessor as an option

Our Revenues Moving Forward

Beginning with the 1st Quarter of 2007 the Company’s revenue model will change. Rather than being hardware driven, the Company will become software driven and will move its DealerAdvance product from a server based platform to a web based application, thus eliminating the high cost of maintaining inventory and installation costs. Our revenues, moving forward will be primarily generated from a one-time up-front payment and monthly recurring fees covering software licenses. Our license agreements will be provided in twelve, twenty-four and thirty-six month terms. A $2,500 down payment and a monthly fee of $1,500 over a twelve month term will be booked as revenue at an average annual fee of $20,500, inclusive of the down payment.

The Company currently has approximately 32 user contracts at dealerships throughout the United States. Management believes that the majority of those contracts, of which all are to expire in the next 12 to 18 months, will be renewed at the above-mentioned rates however it cannot provide any guarantee regarding these renewals.

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

COST OF GOODS SOLD

Our Cost of Goods Sold in 2006 was primarily attributed to supporting the maintenance portion of contracts as referenced above in the revenues section and were comprised of hardware components, software licensing and labor. Additional Cost of Goods Sold was recognized for Software Development of the new WebDA ™ system. In total, Cost of Goods Sold as a percentage of revenues in 2006 was 14.88%.

Prior to 2006, Cost of Goods Sold as a percentage of revenue was greater due to the fact that the Company had generated revenues from new software systems and incurred installation expenses. The total Cost of Goods Sold as a percentage of revenue in 2005 was 34.37%.

With the release of the new WebDATM system announced in Jan 2007, the company we will incur new categories of Cost of Goods Sold for hosting and servicing of the new product of approximately 20% of the estimated new estimated monthly revenue per customer of $2,500.

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

YEAR ENDED DECEMBER 31, 2006 AND YEAR ENDED DECEMBER 31, 2005.

Revenue

For the year ended December 31, 2006 we had revenue of $479,474 compared with revenue of $943,735 for the year ended December 31, 2005 for a decrease of 49%. Revenue is generated from software license and system installation, maintenance support and service revenues. Revenues for the years ended December 31, 2005 and December 31, 2004 are broken down as follows:

	2006	2005	$ Change	% Change
Software License & System Installation	$33,336	$288,200	$(254,864)	-88%
Support & Maintenance	$429,658	$605,723	$(176,065)	-29%
Services	$16,480	$49,812	$(33,332)	-67%
Total Revenue	$479,474	$943,735	$(464,261)	-49%

Software license and system installation revenue decreased $254,864 in 2006 to $33,336 as compared to $288,200 in 2005 for a decrease of 88%. The company installed no new sites in 2006 as compared to 4 sites in 2005, with an average sales price of $51,000. The primary reasons for the decrease in revenue can be attributed to 1) our decision to stop selling our DealerAdvanceTM software product and devote our resources to development of our new web-based product, WebDATM, and 2) repeated concerns in the marketplace about the Company’s ability to continue as a going concern.

Support and maintenance revenues decreased $176,065 in 2006 to $429,658 as compared to $605,723 in 2005 for a decrease of 29%. This decrease was attributable to a decrease of 44 sites under maintenance contracts from 83 at the end of 2005 to 39 at the end of 2006. Twenty-nine maintenance contracts expired during the year ended December 31, 2005.

Services revenue consisting of 3rd party subscription services decreased $33,332 in 2006 to $16,480 as compared to $49,812 in 2005 for a decrease of 67%. The decrease is attributable to the expiration of 29 service and support contracts .

Given that the company has continued to generate losses and are reliant on raising capital to support operations, the continued loss of momentum may cause us our revenues to continue to decrease.

Cost of Sales

Cost of sales on a percentage of revenue basis was decreased to 14.88% of revenue for the twelve months ended December 31, 2006 as compared to 34.37% of revenue for the twelve months ended December 31, 2005. The table below shows the Cost of Sales and percentage by category and the comparison in dollars and percentage for the twelve months ended December 31, 2006 and twelve months ended December 31, 2005.

	2006	2005	2006	2005
Cost of Sales	Dollars	Dollars	% of Revenue	% of Revenue	% Change
Hardware Components	$10,884	$90,957	2.38%	9.64%	-7.26%
Client Software & Licensing	14,649	39,631	3.20%	4.20%	-1.00%
Distribution Fees	5,490	3,274	1.20%	—	1.20%
Subcontractors	2,748	21,941	0.60%	2.32%	-1.73%
Misc Installation Costs	12,420	4,051	2.71%	0.43%	2.28%
Installations/Travel	—	29,063	0.00%	3.08%	-3.08%
Shipping	370	15,630	0.08%	1.66%	-1.58%
Labor	24,773	119,813	5.41%	12.70%	-7.29%
Total Cost of Sales	$71,334	$324,360
Total Cost of Sales % of Revenue	14.88%	34.37%			-19.49%

Gross Profits

We generated $408,141 in gross profits from sales for the year ended December 31, 2006, which was a decrease of $211,234 from the year ended December 31, 2005, when we generated $619,376 in gross profits. Our gross profit margin percentage increased by 19.49% from 65.63% in the year ended December 31, 2005 to 85.12% in the year ended December 31, 2006.

Selling, General and Administrative Expenses

Total Selling, General and Administrative expenses in the year ended December 31, 2006 were $2,517,382, a decrease of 7.89% or $215,572 from the year ended December 31, 2005 of $2,732,954. We reduced our full-time staff from 8 in the year ended December 31, 2005 to 6 during the year ended 2006, decreasing payroll expenses by $207,891, however this was offset by an increase in consultant expense of $206,366. Consolidation of our VA development center to our corporate offices in Texas resulted in a decrease of rent expense of $43,243, Other expense reductions within selling, general and administrative expenses for the year ended December 31, 2006 and December 31, 2005 included reductions as follows:

o	Financing costs of $109,235

o	Accounting fees of 40,530

o	Employee benefits of $24,758

Our interest and penalty expense increased from $747,383 in the year ended December 31, 2005 to $911,721 in the year ended December 31, 2006. This increase of $164,338 is primarily due to interest expense attributed to the callable secured convertible notes. Additionally, we recorded $85,884 in deferred interest associated with stock options and warrants issued during the year ended December 31, 2006.

Operating Loss

The Company’s operating losses decreased by $4,337 in comparing the year ended December 31, 2006 to the year ended December 31, 2005, which were $2,109,242and $2,113,579, respectively.

Net Loss

We had a net loss of $4,443,627 the year ended December 31, 2006 compared to $3,632,448 the year ended December 31, 2005, an increase in net losses of $811,179. This increase of net losses of 22.33% is attributable to a decrease of revenue, increased interest expense and liquidated damages associated with the convertible debt Registration Rights Agreement, expensing of settlement costs for judgments and pending litigation, and expensing of deferred interest associated with stock options and warrants issued during the year ended December 31, 2006. Our loss per share also reduced to $.08 with a weighted average of 37,452,451 shares outstanding in the year ended December 31, 2006 as compared to $0.17 loss per share in the year ended December 31, 2005 with a weighted average of 16,997,444 shares outstanding.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

As of December 31, 2006, our cash balance was $106,556. We had a net loss of $4,443,627 for the fiscal year ended December 31, 2006. We had a net operating loss of approximately $17,000,000 for the period from May 17, 2002 through December 31, 2006 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of December 31, 2006, was $6,281 and $103,437 as of the year ended December 31, 2005, less allowances for doubtful accounts of $60,000. The reason for the decrease in accounts receivable of $97,156 when comparing accounts receivable as of December 31, 2006 to December 31, 2005 was due to the decrease in revenues and write-off bad debts. Accounts receivable balances represent amounts owed to us for maintenance and support.

As of December 31, 2006, we had the following financing arrangements:

Debt Liability Summary Table
Current Debt liabilities
Interest payable, stockholders	$1,187,088
Notes payable, stockholder, current portion	875,000
Callable secured convertible notes, current portion	2,344,973
Total Debt current liabilities	$4,407,061

Long-term Debt liabilities
Notes payable, stockholders, convertible debt, net of deferred interest of $615,923	$190,986
Callable secured convertible notes	4,228,490
Total long term Debt liabilities	$4,419,476

FINANCING NEEDS

To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception, we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $4,443,000 and have negative cash flows from operations of approximately $2,040,000 for the year ended December 31, 2006, and have a working capital deficit of approximately $7,898,000 and a stockholders' deficit of approximately $12,304,000 as of

December 31, 2006. These conditions raise substantial doubt about our ability to continue as a going concern. During 2006, our management will rely on raising additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

As of December 15, 2006, we had a commitment for an additional $900,000 financing with the issuance of a convertible note financing of which $250,000 was purchased in December 2006 and $125,000 of notes shall be purchased on the final business day of each month commencing in January 2007 and ending when the full $900,000 in Notes has been purchased.

We expect that the remaining $900,000 will provide the necessary cash to support operations through the end of the second quarter of 2007. In the event that the company is unable to build its sales volume, collect current receivables and sustain operations until the final $900,000 is received, we may be unable to continue operations. Additionally, in the event that the Investors invoke their right to terminate additional purchases with 30 days notice during the financing period of the $900,000 detailed above, the Company could find itself without cash to support operations and unable to perform regular business.

We expect our capital requirements to increase significantly over the next several years as we continue to develop and market the WebDATM suite and as we increase marketing and administration infrastructure and develop capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives, the cost of hiring and training additional sales and marketing personnel and the cost and timing of the expansion of our marketing efforts.

FINANCINGS

We have entered into the following financing transactions:

LOANS FROM CHRISTOPHER J. CAREY, A SHAREHOLDER OF THE COMPANY AND FORMER OFFICER AND DIRECTOR.

On July 31, 2000, the Predecessor Entity entered into a line of credit with Mr. Chris Carey, our former President and Chief Executive Officer. The terms of the line of credit made available $1,989,500, which the Predecessor Entity could borrow from time to time, until August 1, 2001. The outstanding amounts accrued interest at the per annum rate equal to the floating base rate, as defined therein, computed daily, for the actual number of days elapsed as if each full calendar year consisted of 360 days. The first interest payment under the line of credit was due on August 1, 2001. On such date, the parties agreed to extend the line of credit for one more year, until August 1, 2002.

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

On Feb. 6, 2006 a stockholder converted $150,000 of deferred compensation into 21,428,571 shares of common stock of the Company (the “Shares”).

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

On March 3, 2004 and March 15, 2004 we received loans in the amount of $437,500 each from Stanford, resulting in a total loan of $875,000. We have agreed to pay Stanford an 8% annual dividend on the funds invested and to redeem the securities not later than three years from the date of funding. The company has not made any of these payments to date and the notes are coming due.

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

CALLABLE SECURED CONVERTIBLE NOTES

To obtain funding for its ongoing operations, the Company entered into various Securities Purchase Agreements with the Investors for the sale of callable convertible secured notes and stock purchase warrants

To date, the Investors purchased $6,380,000 in notes, and received warrants to purchase an aggregate of 4,930,000 shares of the companies stock, in thirteen different traunches dated June 18, 2004 for $1,000,000, July 21, 2004 for $500,000, October 22, 2004 for $350,000, March 18, 2005 for $650,000, March 31, 2005 for $350,000, May 4, 2005 for $300,000, July 18, 2005 for $282,500, August 30, 2005 for $100,000, October 6, 2005 for $210,000, November 9, 2005 for $150,000, December 31, 2005 for $107,480, February 6, 2006 for $180,000, March 17, 2006 for $250,000, April 12, 2006 for $200,000, on May 12, 2006 for $200,000, on June 8, 2006 for $200,000, on July 12, 2006 for $200,000 and on August 14, 2006 for $150,000. On Dec 20, 2005, the Investors converted $1,297 of the convertible notes into 172,873 shares of common stock. During the year ended December 31, 2006 the investors converted $5,027 of convertible notes into 4,698,600 shares of common stock.

The Notes bear interest at a rate ranging from 8% to 12%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at the lower of (i) $0.70 or (ii) 75% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. The Company may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $0.57 per share. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

To obtain funding for its ongoing operations, we entered into a Securities Purchase Agreement (the “Agreement”) with the investors on December 15, 2006 for the sale of (i) $900,000 in callable secured convertible notes (the “Notes”) and (ii) stock purchase warrants (the “Warrants”) to buy 5,000,000 shares of our common stock.

The following closings have occurred under the Agreement:

o	On December 15, 2006, the Investors purchased $250,000 in Notes and received Warrants to purchase 1,388,500 shares of the Company’s common stock.

o	On January 11, 2007, the Investors purchased $150,000 in Notes and received Warrants to purchase 850,000 shares of the Company’s common stock.

o	On February 12, 2007, the Investors purchased $150,000 in Notes and received Warrants to purchase 850,000 shares of the Company’s common stock.

o	On March 15, 2007, the Investors purchased $150,000 in Notes and received Warrants to purchase 850,000 shares of the Company’s common stock.

In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, on the final business day of each month until the full amount under the Agreement has been purchased, the Company will issue to the Investors and the Investors will purchase $125,000 in Notes and related Warrants. The Company or a majority in interest of the Investors may terminate the obligation to issue additional Notes and Warrants upon 30 days notice.

The Notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of February 13, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.003 and, therefore, the conversion price for the secured convertible notes was $.00075. Based on this conversion price, the Notes in the amount of $150,000 issued on February 12, 2007 were convertible into 200,000,000 shares of our common stock.

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

Previously in the periods of 2002 through 2005, the Company had also recognized revenue under the guideline of SFAS No. 48 “Revenue Recognition When Right of Return Exists”. Consistent with the new revenue plan of a shorter time commitment and proportionally minimal upfront fees as detailed in the Revenue sections herein, the Company has discontinued the 60 day trial period and the corresponding right of return. Additionally, the Company has also discontinued the third party long term lease arrangement that the Company also used from 2002 through 2005. Consistent with the release of the new WebDATM product, there are minimal upfront fees as detailed in the revenue sections herein.

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

With the release of the new WebDATM system, the Company’s revenue model will changed to provide for competitive pricing advantages. Our revenues moving forward will be primarily generated from a one-time up-front payment and monthly recurring fees covering software licenses. Our license agreements will be provided in twelve, twenty-four and thirty-six month terms. A $2,500 down payment and a monthly fee of $1,500 over a twelve month term will be booked as revenue at an average annual fee of $20,500, inclusive of down payment.

DEFERRED REVENUE

Under the Company’s previous revenue model, deferred revenue was recorded as a liability when the Company received the three year maintenance contract in a one-time advance payment. The Company will continue to recognize the revenue from the maintenance portion of the unexpired contracts on a pro rata basis through the end of each contract term.

SOFTWARE DEVELOPMENT CAPITALIZATION POLICY

Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. For the year ended December 31, 2006, we capitalized zero. During 2006 we fully amortized and expensed the $490,846 balance of software development costs recorded as of December 31, 2005. The determination for amortizing the 2005 balance was made in recognition of the Company’s decision to stop marketing the DealerAdvanceTM software which had reached the end to it s life cycle and commence marketing of the new WebDATM

DIVIDEND POLICY

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

Item 8A(T). CONTROLS AND PROCEDURES

Not applicable

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages and positions as of December 31, 2003 are as follows:

Name	Age	Position(s)
Steven E. Humphries	54	President, Chief Executive Officer and Director

On August 14, 2006, the Board of Directors voted to appoint Steven E. Humphries as a director, the Chief Executive Officer and Chief Financial Officer of the Company.

In March, 2003 Mr. Humphries founded Humphries Marketing Group, LLC ("HMG"), a full-service automotive exclusive advertising agency located in North Dallas (Addison), Texas. Prior to forming HMG he was co-founder, member and Chief Operating Officer of Caballero Television Texas, LLC, which owned MasMusica TeVe, the first 24 hour Spanish music video network in the United States, which was recently sold to Viacom. Prior to Caballero, Mr. Humphries served in executive positions with top US broadcast groups, including Spanish Broadcasting Systems, Hispanic Broadcasting Corporation (now Univision Radio) and TK Communications. Mr. Humphries has managed and/or consulted some of the most successful Spanish Radio stations in the USA including KLVE-FM Los Angeles, KLAX-FM-Los Angeles, WSKQ-FM-New York, WPAT-FM-New York, WLEY-Chicago and KXTN-San Antonio.

EXECUTIVE OFFICERS

On April 30, 2006, the Company entered into a Consulting Agreement with Humphries Marketing Group (“HMG”) pursuant to which HMG has agreed to provide management and administrative services, including the appointment of Steven Humphries as an executive officer.

BOARD COMMITTEES

As the Company currently only has one director it does not have an audit committee, compensation committee or governance/nominating committee.

CODE OF ETHICS

Because we are an early-development stage company with limited resources, we have not yet adopted a "code of ethics", as defined by the SEC, that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and persons performing similar functions. We are in the process of drafting and adopting a Code of Ethics.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of Company’s chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2006 and 2005.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Steven E. Humphries	2006	100,000	—	—	2,000	—	—	—	102,000
President, Chairman of the Board and
Chief Executive Officer	2005	—	—	—	—	—	—	—	—

Christopher J. Carey	2006	164,671	—	—	—	—	—	9,600	176,277
President, Chairman of the Board and
Chief Executive Officer	2005	350,000	—	—	—	—	—	9,600	361,605

The Company has no current employment agreements or long-term compensation plans.

On April 30, 2006, DealerAdvance, Inc. (the "Company") entered into a Consulting Agreement with Humphries Marketing Group, LLC ("HMG") pursuant to which HMG has agreed to provide management services, including the appointment of Steven Humphries as an executive officer and the appointment of a person to act as the Vice President of Sales. The Consulting Agreement is for a term of three years. In consideration for providing such services, the Company shall pay HMG (i) $15,000 per month unless it has achieved $150,000 in revenue per month, then the payment shall be $18,500 per month; (ii) 20% commission on net sales

OUTSTANDING EQUITY AWARDS

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units of Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Unites or Other Rights That Have Not Vested ($)
Steven E. Humphries	666,667	—	—	$0.003	12/14/16	See Note (1)		—	—

Except as set forth above, no other named executive officer has received an equity award.

(1)
On April 30, 2006, the Company entered into a Consulting Agreement with Humphries Marketing Group, LLC ("HMG") pursuant to which HMG has agreed to provide management and administrative services including the appointment of Steven Humphries as an executive officer and the appointment of a person to act as the Vice President of Sales. This agreement included an option to purchase shares within the following parameters:

An option exercisable at an aggregate price of $1.00 to purchase an amount of shares of common stock of the Company, which vest on the 12 month anniversary of entering into the consulting agreement (the "First Anniversary Date"), equal to 10% of the total outstanding shares of the Company as of the First Anniversary Date and a second option to purchase shares of common stock of the Company equal to 10% of the total outstanding shares of the Company as of the date the Company has generated positive net income for four consecutive quarters (the "Net Income Date"), which shall vest as of the Net Income Date; provided, however, such options may only be exercised upon New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. or AJW Partners, LLC (collectively, the "Investors") having fully converted their convertible debt outstanding as of April 30, 2006 (the "Debt") to shares of common stock of the Company.

Since neither the i) positive net income requirement nor the ii) requirement that the Investors have fully converted their convertible debt outstanding as of April 30, 2006, the option to HMG cannot be vested and therefore has no value and is non-dilutive.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)		($)	($)
None.

We do not pay directors compensation for their service as directors. We are in the process of developing a compensation policy for our directors.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of April 12, 2007. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our Common Stock, each officer and director;

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common Stock beneficially owned and percentage ownership is based on 47,751,393 shares outstanding on April 12, 2007, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after April 12, 2007.

	Number of Shares	Percentage
Name and Address of Beneficial Owner	Beneficially Owned	Outstanding

5% Stockholders

Christopher J. Carey
60 Broadway, PH2
Brooklyn, NY 11211	26,559,821	50.87%

Stanford Venture Capital Holdings
6075 Poplar Avenue
Memphis, TN 38119	10,721,273	20.54%

Other Executive Officers and Directors
Steven E. Humphries	—	0.00%

(1)	3,937,500 of these shares are owned by Christopher J. Carey and his wife, Mary Carey, as Joint Tenants with Right of Survivorship.

(2)
The total beneficial ownership of Stanford Venture Capital Holdings, Inc. is 10,721,273 shares which consists of: (i) 2,002,750 shares of Common Stock issuable upon the conversion of 2,002,750 shares of our Series A Preferred Stock; and (ii) 2,444,444 shares of Common Stock issuable upon the conversion of 2,444,444 shares of our Series B Preferred Stock and (iii) 6,274,079 shares of Common Stock James M. Davis has voting and investment control over the securities held by Stanford Venture Capital Holdings, Inc., but he disclaims beneficial ownership of such securities, except to the extent of any pecuniary interest therein.

EQUITY COMPENSATION IN FISCAL 2006

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities
Remaining	to be issued upon	Weighted-average	Number of securities
issuance	exercise of	exercise price of	available for future
compensation plans(2)	outstanding options(1)	outstanding options	under equity

Equity compensation plans
approved by security holders	3,707,643	$0.01	1,714,232
Equity compensation plans not
approved by security holders	—	—	—
Total	3,707,643	$0.01	1,714,232

(1)	Issued pursuant to our 2002 Stock Incentive Plan, our 2002 California Stock Incentive Plan, our 2000 Stock Option Plan and our DealerAdvance, Inc. 2007 Incentive Stock Plan

(2)
223,232 shares are available for future issuance pursuant to the 2002 Stock Incentive Plan, 157,667 shares are available for future issuance pursuant to the 2002 California Stock Incentive Plan and 1,333,333 shares are available for future issuance pursuant to the DealerAdvance, Inc. 2007 Incentive Stock Plan. We do not intend to issue any additional options under our 2000 Stock Option Plan.

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

During the fourth quarter of 2006, DealerAdvance, Inc. entered into financing transactions with the following officers, directors or the Related Parties:

On December 20, 2006, the Company issued a promissory note in the aggregate principal amount of $81,800 to Steven Humphries. Mr. Humphries is the President, CEO and Director of the Company. The note bears interest equal to the prime rate and is due on or before June 30, 2007. As of December 31, 2006, $31,800 was outstanding under the promissory note.

On December 20, 2006, the Company issued a promissory note in the aggregate principal amount of $32,341 to Humphries Marketing Group, of which Steven Humphries is an owner and Chief Executive Officer. The note bears interest equal to the prime rate and is due on or before June 30, 2007. As of December 31, 2006, $19,341 was outstanding under the promissory note.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

These loans made to Mr. Humphries violate Section 402 of the Sarbanes Oxley Act of 2002. As a result, despite the fact that a portion of such loans were repaid, our company and/or Mr. Humphries may be subject to fines, sanctions and/or penalties. At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by our company and/or Mr. Humphries. The purpose of such loan was for personal use.

Item 13.  EXHIBITS

Exhibit Number	Description

2.1(1)(4)
Merger Agreement and Plan of Merger, dated May 15, 2002, by and among TDT Development, Inc., Stronghold Technologies, Inc., TDT Stronghold Acquisition Corp., Terre Di Toscana, Inc., Terres Toscanes, Inc., certain stockholders of TDT Development, Inc. and Christopher J. Carey.

2.2(5)	Stock Purchase Agreement, dated July 19, 2002, by and between TDT Development, Inc. and Mr. Pietro Bortolatti.

3.1(2)	Articles of Incorporation, as amended on July 11, 2002.

3.2(3)	By-Laws.

3.3(18)	Certificate of Amendment filed on January 13, 2006 (18)

3.3(20)	Certificate of Designation filed on April 12, 2006(20)

4.1(2)	Certificate of Designations filed on May 16, 2002.

4.2(5)	Specimen Certificate of Common Stock.

4.3(8)	Promissory Note for $300,000, dated March 18, 2003, made by Stronghold Technologies, Inc. in favor of Christopher J. Carey.

4.4(8)	Promissory Note for $100,000, dated March 18, 2003, made by Stronghold Technologies, Inc. in favor of Christopher J. Carey.

4.5(8)	Form of Warrant with Christopher J. Carey.

4.6(10)	Amended and Restated Certificate of Designation of Series A $1.50 Convertible Preferred Stock of Stronghold Technologies, Inc.

4.7(10)	Amended and Restated Certificate of Designation of Series B $0.90 Convertible Preferred Stock of Stronghold Technologies, Inc.

4.8(11)	Securities Purchase Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.9(11)	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated June 18, 2004

4.10(11)	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated June 18, 2004

4.11(11)	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated June 18, 2004

4.12(11)	Callable Secured Convertible Note in the name of AJW Partners, LLC dated June 18, 2004

4.13(11)	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated June 18, 2004

4.14(11)	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated June 18, 2004

4.15(11)	Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated June 18, 2004

4.16(11)	Stock Purchase Warrant in the name of AJW Partners, LLC dated June 18, 2004

4.17(11)	Registration Rights Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.18(11)	Security Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.19(11)	Intellectual Property Security Agreement dated June 18, 2004 between the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.20	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated July 27, 2004 (16)

4.21	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated July 27, 2004 (16)

4.22	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated July 27, 2004 (16)

4.23	Callable Secured Convertible Note in the name of AJW Partners, LLC dated July 27, 2004(16)

4.24	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated July 27, 2004(16)

4.25	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated July 27, 2004(16)

4.26	Stock Purchase Warrant in the name of AJW Offshore, Ltd. Dated July 27, 2004(16)

4.27	Stock Purchase Warrant in the name of AJW Partners, LLC dated July 27, 2004(16)

4.28	Callable Secured Convertible Note in the name of New Millennium Capital (16) Partners II, LLC dated October 22, 2004

4.29	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated October 22, 2004 (16)

4.30	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated October 22, 2004 (16)

4.31	Callable Secured Convertible Note in the name of AJW Partners, LLC dated October 22, 2004(16)

4.32	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated October 22, 2004(16)

4.33	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated October 22, 2004(16)

4.34	Stock Purchase Warrant in the name of AJW Offshore, Ltd. Dated October 22, 2004(16)

4.35	Stock Purchase Warrant in the name of AJW Partners, LLC dated October 22, 2004(16)

4.36	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated March 18, 2005(16)

4.37	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated March 18, 2005 (16)

4.38	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated March 18, 2005 (16)

4.39	Callable Secured Convertible Note in the name of AJW Partners, LLC dated March 18, 2005 (16)

4.40	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated March 18, 2005(16)

4.41	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated March 18, 2005(16)

4.42	Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated March 18, 2005(16)

4.43	Stock Purchase Warrant in the name of AJW Partners, LLC dated March 18, 2005(16)

4.44
Amendment No. 2 to the Securities Purchase Agreement dated March 4, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC(16)

4.45	Letter of Agreement dated March 4, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC(16)

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

4.53	Securities Purchase Agreement dated February 6, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC(18)

4.54	Form of Callable Secured Convertible dated February 6, 2006 (18)

4.55	Form of Stock Purchase Warrant dated February 6, 2006 (18)

4.56	Registration Rights Agreement dated February 6, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC(18)

4.57	Security Agreement dated March February 6, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (18)

4.58
Intellectual Property Security Agreement February 6, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (18)

4.59	Securities Purchase Agreement dated March 17, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC(19)

4.60	Form of Callable Secured Convertible Note dated March 17, 2006 (19)

4.61	Form of Stock Purchase Warrant dated March 17, 2006 (19)

4.62	Registration Rights Agreement dated February 6, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC(19)

4.63	Security Agreement dated March 17, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (19)

4.64
Intellectual Property Security Agreement February 6, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (19)

4.65	Callable Secured Convertible Note in the name of AJW Partners, LLC dated April 11, 2006 (21)

4.66	Form of Callable Secured Convertible Note dated June 8, 2006 (23)

4.67	Form of Callable Secured Convertible Note dated July 18, 2006 (24)

4.68	Securities Purchase Agreement dated December 15, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC(25)

4.69	Form of Callable Secured Convertible Note dated December 15, 2006(25)

4.70	Form of Stock Purchase Warrant dated December 15, 2006(25)

4.71	Registration Rights Agreement dated December 15, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC(25)

4.72	Security Agreement dated March December 15, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (25)

4.73
Intellectual Property Security Agreement December 15, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (25)

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

10.16(4)	Registration Rights Agreement, dated May 16, 2002, by and among TDT Development, Inc. and Stanford Venture Capital Holdings, Inc.

10.17(4)	Lock-Up Agreement, dated May 16, 2002, by and among TDT Development, Inc.

10.18(4)	Stockholders' Agreement, dated May 16, 2002, by and among TDT Development, Inc., Christopher J. Carey, Mary Carey and Stanford Venture Capital Holdings, Inc.

10.19(4)	Form of Warrant to be issued pursuant to the Securities Purchase Agreement (Exhibit 10.11).

10.20(6)	Loan Agreement by and among Stronghold Technologies, Inc., its subsidiary and UnitedTrust Bank, dated September 30, 2002.

10.21(6)	Commercial Loan Note issued by Stronghold Technologies, Inc. and its subsidiary made payable to UnitedTrust Bank, dated September 30,2002

10.22(6)	Security Agreement by and between Stronghold Technologies, Inc. and UnitedTrust Bank, dated September 30, 2002.

10.23(6)	Security Agreement by and between Stronghold's subsidiary and UnitedTrust Bank, dated September 30, 2002.

10.24(6)	Subordination Agreement by and among Christopher J. Carey, Stronghold Technologies, Inc. and UnitedTrust Bank, dated September 30, 2002.

10.25(6)	Subordination Agreement by and among Christopher J. Carey, Stronghold's subsidiary and UnitedTrust Bank, dated September 30, 2002.

10.26(6)	Guaranty by Christopher J. Carey in favor UnitedTrust Bank, dated September 30, 2002.

10.27(6)	Loan Agreement by and among Stronghold Technologies, Inc., its subsidiary and AC Trust Fund, dated September 30, 2002.

10.28(6)	Loan Agreement by and among Stronghold Technologies, Inc., its subsidiary and CC Trust Fund, dated September 30, 2002.

10.29(6)	Form of Subscription Agreement by and between Stronghold Technologies, Inc. and each of the parties listed on the schedule of purchasers attached thereto.

10.30(6)	Promissory Note issued by Stronghold Technologies, Inc. made payable to Christopher J. Carey, dated September 30. 2002.

10.31(7)	Securities Purchase Agreement, dated April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc.

10.32(7)	Registration Rights Agreement, dated April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc.

10.33(7)	Consulting Agreement, dated April 30, 2003, by and between Stronghold Technologies, Inc. and Stanford Venture Capital Holdings, Inc.

10.34(9)	First Modification to Loan Agreement and Note among Stronghold Technologies, Inc., Christopher J. Carey and UnitedTrust Bank, dated July 31, 2003.

10.35(13)	Lease Agreement entered between the Company and APA Properties No. 2, LP

10.36(13)	Sublease Agreement between Clark/Bardes Consulting, Inc. and the Company

10.37(14)	Forbearance Agreement entered by and between the Company and PNC Bank

10.38(14)	Amendment No. 1 to the Forbearance Agreement entered by and between the Company and PNC Bank

10.39(22)	Consulting Agreement, dated April 30, 2006, by and between Stronghold Technologies, Inc. and Humphries Marketing Group, LLC.

10.40	DealerAdvance, Inc. 2007 Incentive Stock Plan

10.41	Promissory Note issued by Steven E. Humphries, made payable to DealerAvance, Inc., dated December 20, 2006.

10.42	Promissory Note issued by Humphries Marketing Group, LLC, made payable to DealerAdvance, Inc., dated December 20, 2006.

16.1	Letter on change in certifying accountant dated March 15, 2006 (incorporated by reference to the Form 8-K Current Report filed on March 16, 2006.

21(5)	Subsidiaries of the Registrant.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
The exhibits and schedules to the Merger Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the exhibits and schedules to the U.S. Securities and Exchange Commission upon request

(2)	Incorporated herein by reference to the exhibits to Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002.

(3)	Incorporated herein by reference to the exhibits to the Registrant's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on February 1, 2001 (No. 333-54822).

(4)	Incorporated herein by reference to the exhibits to the Registrant's Current Report on Form 8-K dated May 16, 2002.

(5)	Incorporated herein by reference to the exhibits to the Registrant's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on September 24, 2002.

(6)	Incorporated herein by reference to the exhibits to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(7)	Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K as filed with the Securities and Exchange Commission on May 8, 2003.)

(8)	Incorporated by reference to the exhibits to Registrants Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003.

(9)	Incorporated by reference to the exhibits to Registrants Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003.

(10)	Incorporated by reference to the exhibits to Registrants Form 10-KSB for the year ended December 31, 2003.

(11)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed June 28, 2004.

(12)	Incorporated by reference to the exhibits to Registrants Form SB-2 Registration Statement filed July 21, 2004.

(13)	Incorporated by reference to the exhibits to Registrants Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.

(14)	Incorporated by reference to the exhibits to Registrants Form SB-2 Registration Statement filed February 11, 2005.

(15)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed June 28, 2004.

(16)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed March 25, 2005.

(17)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed April 11, 2005.

(18)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed February 10, 2006.

(19)	Incorporated by reference to the exhibits to Registrants Form 8-K Currrent Report filed March 23, 2006.

(20)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed on April 12, 2006

(21)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed on April 21, 2006

(22)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed on June 8, 2006

(23)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed on June 6, 2006

(24)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed on July 18, 2006

(25)	Incorporated by reference to the exhibits to Registrants Form 8-K Current Report filed on December 15, 2006

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees billed for professional services rendered by Rothstein, Kass & Company, P.C. in 2005 and Paritz and Company, P.A. in 2005. Other than as set forth below, no professional services were rendered or fees billed by Rothstein, Kass & Company, P.C. or Paritz & Company, P.A.during 2005 or 2006.

	2006	2005

Audit Fees (1)	$18,200	$24,500
Tax Fees (2)	$0	$3,000
Other Fees	$3,750	$500
TOTAL	$21,950	$28,000

(1)	Audit fees consist of professional services rendered for the audit of the Company's annual financial statements and the reviews of the quarterly financial statements.

(2)	Tax fees consist of fees for services rendered to the Company for tax compliance, tax planning and advice.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of April, 2007.

DEALERADVANCE, INC.

By:  /s/ Steven E. Humphries

Steven E. Humphries, President and Chief Executive Officer
and Principal Financial/Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders DealerAdvance, Inc.

We have audited the accompanying consolidated balance sheet of DealerAdvance, Inc. and Subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dealer Advance, Inc. and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
April 5, 2007

DEALERADVANCE, INC. AND SUBSIDIARY, FORMERLY STRONGHOLD TECNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

December 31,
ASSETS	2006

Current assets
Cash	$106,556
Accounts receivable	6,281
Notes receivable, related party	51,566
Prepaid expenses	69,109
Total current assets	233,512

Property and equipment, net	2,824

Other assets
Deferred charge, loan acquisition costs, net of amortization	9,736
Other	1,000
Total other assets	10,736
$247,072

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$381,252
Interest payable, stockholders	1,187,088
Notes payable, stockholders, current portion	875,000
Callable secured convertible notes, current portion	2,344,973
Deferred revenue	94,283
Liquidated damages payable	1,991,587
Accrued expenses and other current liabilities	1,257,572
Total current liabilities	8,131,755

Long-term liabilities
Notes payable, stockholders, convertible debt, net of deferred interest of $615,923	190,986
Callable secured convertible notes, less current portion	4,228,490
Total long term liabilities	4,419,476

Commitments and contingencies

Stockholders' deficit
Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125)
and preferred stock, Series B, $.0001 par value; 2,444,444 shares authorized, issued and outstanding (aggregate liquidation preference $2,200,000) and preferred stock, Series D,
$.01 par value; authorized 10,000 shares authorized, issued and outstanding (aggregate
liquidation preference $1,989,200)	545
Common stock, $.0001 par value, authorized 8,500,000,000
shares, 43,587,393 issued and outstanding	4,359
Additional paid-in capital	10,853,275
Accumulated deficit	(23,162,338)
Total stockholders' deficit	(12,304,159)
$247,072

See accompanying notes to consolidated financial statements.

DEALERADVANCE, INC. AND SUBSIDIARY, FORMERLY STRONGHOLD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2006	2005

Sales	$479,474	$943,735
Cost of sales	71,333	324,360
Gross profit	408,141	619,375

Selling, general and
administrative	2,517,383	2,732,954
Loss from operations	(2,109,242)	(2,113,579)

Interest expense	911,721	747,383
Settlement of Litigation	334,294	—
Liquidated damages	1,088,370	771,486

Net loss applicable to common
stockholders	$(4,443,627)	$(3,632,448)

Basic and diluted loss per
common share	$(0.08)	$(0.17)

Weighted average number of
common shares outstanding	37,452,451	16,997,444

See accompanying notes to consolidated financial statements.

DEALERADVANCE, INC. AND SUBSIDIARY, FORMERLY STRONGHOLD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005

Cash flows from operating activities
Net loss	$(4,443,627)	$(3,632,448)
Adjustments to reconcile net loss to
net cash used in operating activities:
Provision for returns and allowances	(60,000)	(159,891)
Depreciation and amortization	533,971	533,171
Interest payable, stockholders	772,955	181,452
Interest payable, convertible debt		421,809
Liquidated damages payable	1,088,368	771,486
Changes in operating assets and liabilities:
Accounts receivable	97,156	420,252
Inventories	18,095	26,610
Prepaid expenses	(42,071)	63,446
Accounts payable	(126,807)	(111,121)
Software development costs	—	(65,455)
Accrued expenses and other current liabilities	402,843	(362,079)
Deferred Revenue	(264,676)	250,987
Other Assets	(16,711)	32,939
Net cash used in operating activities	(2,040,504)	(1,628,842)

Cash flows from financing activities
Proceeds from issuance of common stock, net of financing costs	—	79,461
Proceeds from notes payable, stockholders	—	155,000
Principal repayments of notes payable, stockholders	—	(50,496)
Proceeds from notes payable, convertible debt	2,080,000	2,151,575
Principal repayments of notes payable	—	(606,667)
Principal payments for obligations under capital leases	—	(33,471)
Net cash provided by financing activities	2,080,000	1,695,402

Net increase in cash	39,496	66,560
Cash, beginning of year	67,060	500
Cash, end of year	$106,556	$67,060

See accompanying notes to consolidated financial statements.

DEALERADVANCE, INC. AND SUBSIDIARY, FORMERLY STRONGHOLD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Supplementary schedule of non-cash investing and financing activities

	Years Ended December 31,
	2006	2005
Supplemental disclosure of cash flow information, cash paid during the period for interest	—	80,235
Supplemental disclosures of noncash investing and financing activities
During the year ended December 31, 2006, the Company entered into an agreement to convert $150,000 of accrued officer’s compensation into 21,428,571 shares of common stock.
During the year ended December 31, 2006, the Company entered into two agreements to convert $806,909 of accrued compensation into convertible notes
During the year ended December 31, 2006, the Company entered into three separate agreements to convert $1,352,532 of notes payable, stockholders and $636,652 of accrued interest, stockholders, into 10,000 shares of preferred stock.

See accompanying notes to consolidated financial statements.

DEALERADVANCE, INC. AND SUBSIDARY, FORMERLY STRONGHOLD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
Years Ended December 31, 2006 and 2005

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Stock		Total
	Series A		Series B		Series D		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balances, December 31, 2004	2,002,750	$201	2,444,444	$244			$16,087,349	$1,609	7,924,928	$(3,000)	$(15,086,263)	$(7,162,281)

Conversion of convertible notes to												—
common stock							172,873	17	5,152			5,169

Stock issued for interest due, net of costs							1,200,000	120	74,309			74,429

Payment of stock subscription												—
receivables										3,000		3,000

Net loss											(3,632,448)	(3,632,448)
Balances, December 31, 2005	2,002,750	201	2,444,444	244	—	—	17,460,222	1,746	8,004,389	—	(18,718,711)	$(10,712,131)

Issuance of preferred stock												—

Warrants issued with debt									85,884			85,884

Conversion of convertible notes to
common stock							4,698,600	470	880			1,350

Conversion of stockholder notes
to preferred stock					10,000	100			1,989,083			1,989,183

Stock Issued for compensation							21,428,571	2,143	147,857			150,000

Imputed interest from noninterest bearing notes									625,182			625,182
Net loss											(4,443,627)	(4,222,491)
Balances, December 31, 2006	2,002,750	$201	2,444,444	$244	10,000	$100	43,587,393	$4,359	$10,853,275	—	$(23,162,338)	$(12,304,159)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations

On October 2, 2006 DealerAdvance, Inc. , a newly formed wholly owned subsidiary was merged into Stronghold Technologies, Inc. Stronghold Technologies, Inc. changed its name to Dealer Advance, Inc.

The Company is in the business of selling, marketing and installing a web based application software and database system that manages the auto dealer-client relationship. The Company's suite of Customer Relationship Management ("CRM") software has been designed to assist auto dealerships in collecting client contact information, following up on sales prospects and aiding dealership sales personnel in finalizing the sale of its automobiles.

2.	Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $4,444,000 and had negative cash flows from operations of approximately $2,040,000 for the year ended December 31, 2006, and had a working capital deficit of approximately $7,898,000 and a stockholders’ deficit of approximately $12,304,000 as of December 31, 2006. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. During 2007, management of the Company will attempt to raise additional capital to fund future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there would be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts Receivable

The Company records its accounts receivable at cost. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are written off as uncollectible at the discretion of management. No allowance for doubtful accounts is recorded as of December 31, 2006.

Software Development Costs

Capitalized software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software development and production, are capitalized according to Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses as incurred. The capitalized software is amortized over a three year period using the straight-line method. As of December 31, 2006, all capitalized software development costs were fully amortized.

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

Retirement Plan

The Company has a retirement plan under Section 401(k) of the Internal Revenue Code (“the Plan”), which covers all eligible employees and provides for voluntary deduction of the employee’s salary, subject to limitations. The Company can make a matching contribution to the Plan, which is at the discretion of the Company and is determined annually. There were no matching contributions for the years ended December 31, 2006 and 2005.

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Stock-Based Compensation

 In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS No. 123(R) on January 1, 2006, under the modified prospective method, in which the requirements of SFAS No. 123(R) are to be applied to new awards and to previously granted awards that are not fully vested on the effective date. The modified prospective method does not require restatement of previous years’ financial statements.

The fair value of the Company’s stock options was estimated using the Black-Scholes option pricing model. Prior to the adoption of SFAS No. 123(R), we accounted for share-based compensation using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table presents net income (loss) and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for fiscal year 2006 and 2005, respectively:

	2006	2005
Net loss applicable to common
shareholders, as reported	$(4,443,627)	$(3,632,448)

Add
Total stock-based compensation
expense determined under fair
value method for all awards, net
of related tax effect	7,122	12,647
Pro forma	$(4,450,749)	$(3,645,095)

Basic and diluted EPS
As reported	$(0.08)	$(0.14)
Pro forma	$(0.08)	$(0.14)

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of approximately 50.6%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.49% and 4.23% for the years ended December 31, 2006 and 2005, respectively.

Revenue Recognition

Revenue is recognized under the guidelines of Statement of Position SOP 97-2 Software Revenue Recognition.

All sales agreements with clients do not require significant production, modification, or customization of software, additionally all the functionality of the product is made available upon delivery, therefore the Company recognizes revenue in accordance with Paragraph 8 of 97-2 when:

1)	Persuasive evidence of an arrangement exists as evidenced by a signed contract,
2)	Delivery has occurred, please note that Dealer Advance does not recognize revenue prior to delivery,
3)	The price of Dealer Advance’s system is fixed and determinable as evidence by the contract, and
4)	Collectability is highly probable.

Deferred Revenue

Deferred revenue is recorded as a liability when the Company receives the three year maintenance contact in a one-time advance payment. The Company then recognizes the revenue from the maintenance portion of the contract on a pro rata basis over the term of the contract.

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

Recently Issued Accounting Pronouncements

In May 2005, the FASB SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It carries forward without change the previous guidance for reporting the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

4.	Liquidated damages payable

Pursuant to the callable secured convertible notes and as a result certain registration rights granted to investors, the Company incurred damages due to its failure to have sufficient issuable shares of common stock registered in accordance with the terms of the agreement.

5.	Property and Equipment

A summary of property and equipment at December 31, 2006 and the estimated lives used in the computation of depreciation and amortization is as follows:

		Estimated
	Amount	Useful Life	Principal Method

Computer equipment	195,827	5 years	Declining- Balance
Computer software	19,166	3 years	Declining- Balance
Furniture and fixtures	21,717	7 years	Declining- Balance
Computer equipment recorded under capital leases	113,193	5 years	Declining- Balance
Leasehold improvements	7,982	4 years	Straight-line
	357,884
Less accumulated depreciation and amortization	(355,060)
	2,824

6.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2006:

Payroll taxes, including penalites and interest	$467,026
Commissions	109,786
Compensation	46,135
Sales tax	106,524
Accrued officer's compensation	80,000
Litigation	334,294
Other	113,807
$1,257,572

7.	Notes payable, stockholders

At December 31, 2006, notes payable, stockholders consists of the following:

Note payable, bearing interest at 8% and due in May, 2007	$875,000
Non interest bearing convertible notes payable, net of interest imputed at
15% per annum of $615,923	190,986
1,065,986
Less current portion	(875,000)
$190,986

The convertible notes mature on August 13, 2016 and are convertible at the option of the stockholder at the market price of the company’s common stock on the day of the conversion.

8.	Callable secured convertible notes consist of the following:

Callable secured convertible notes bear interest at a rate
ranging from 8% to 12% (weighted average 10.22%)
and are due at various dates from April, 2006 to
December 15, 2009. The notes are secured by the
company’s assets	$6,573,463
(Less) current portion	2,344,973
$4,228,490

The notes are convertible into our common stock, at the investors’ option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date.

On December 15, 2006 the Company entered into an agreement with a group of investors for the sale of $900,000 of callable secured convertible notes and 5,000,000 common stock purchase warrants. As of December 31, 2006, the Company sold $250,000 of the notes and issued 1,388,000 warrants.

In February and March, 2007 the company sold an additional $300,000 of notes and issued 1,700,000 warrants. In addition, provided that all of the conditions of the Agreement are satisfied, on the final business day of each month until the full $900,000 in Notes has been purchased, the Company will issue to the Investors and the Investors will purchase $150,000 in notes and related warrants. The Company or majority interest of the Investors may terminate the obligation to issue additional notes and warrants upon 30 days notice.

9.	Income taxes

At December 31, 2006, the Company had net operating loss carryforwards of approximately $16,998,000 which expire between 2009 and 2024.

The Company has a deferred tax asset of approximately $5,780,000 resulting from available net operating loss carryforwards for which a 100% valuation allowance has been applied.

A reconciliation of the credit for income taxes with the amount computed by applying the statutory Federal income tax rate to loss before income taxes is as follows:

	2006	2005
Computed expected tax credit rate	34%	34%
State income tax credit, net of federal benefit	7	7

Deferred tax valuation allowance	(41)	(41)
Effective income tax rate	0%	0%

10.	Stock option plans

The Company has adopted four stock option plans (“Plans”) providing for incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”). The Company has reserved 5,421,875shares of common stock for issuance upon the exercise of stock options granted under the Plans. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company’s common stock at the date of the grant. The exercise price of an ISO granted to an employee owning greater than 10% of the Company’s common stock will not be less than 110% of the fair market value of the Company’s common stock at the date of the grant. The Plans further provide that the maximum period in which stock options may be exercised will be determined by the board of directors, except that they may not be exercisable after ten years from the date of grant. All stock option grants vest equally over a three year period.

		Restated	Weighted
	Plan	Per Share	Average
	Options	Exercise Price	Exercise Price
Outstanding at
January 1, 2005	1,225,408	$0.11-$2.00	$0.850
Granted in the year ended
December 31, 2005	4,000	$0.05	$0.050
Terminated in the year ended
December 31, 2005	(728,277)	$0.07-$1.50	$1.220

Outstanding at
Year ended December 31, 2005	501,131	$0.05-$1.50	$0.640
Granted in the year ended
December 31, 2006	3,666,668	$0.003	$0.003
Terminated in the year ended
December 31, 2006	(460,156)	$0.05-$1.50	$0.677
Outstanding at
December 31, 2006	3,707,643	$0.003-$1.50	$0.010

The exercise price ranges for options outstanding and exercisable at December 31, 2006 were:

Range of Exercise Price			Options Outstanding			Options Exercisable
From		To	Number Outstanding	Weighted Remaining Contractural Life	Weighted Exercise Price	Number Outstanding	Weighted Exercise Price
$ 0.0001	to	$0.2000	3,688,543	$9.93	$—	3,688,543	$—
$ 0.2001	to	$0.2000	—	$—	$—
$ 0.4001	to	$0.6000	10,000	$6.30	$0.57	10,000	$0.57
$ 0.6001	to	$0.8000	7,000	$6.49	$0.65	7,000	$0.65
$ 0.8001	to	Above	2,100	$6.48	$0.86	2,100	$0.86
			3,707,643	$0.01	$2.08	3,707,643	$0.01

11.	Stockholders’ Equity

On Feb. 6, 2006 a stockholder converted $150,000 of deferred compensation into 21,428,571 shares of common stock of the Company (the “Shares”).

On August 14, 2006, a former officer entered into a Settlement Agreement with the Company pursuant to which he exchanged accrued salary, interest, auto allowance aggregating $1,177,268, and two bridge loans of $622,000 for a convertible note of $661,369 and 5,117 shares of Series D Convertible Preferred Stock with an aggregate stated value of $1,017,899. The shares of Series D Preferred Stock are convertible by dividing the stated value by the closing bid price on the day immediately prior to conversion.

On August 14, 2006, the Company entered into a settlement agreement with a lender pursuant to which the lender exchanged a loan of $473,594 including interest for 2,381 shares of Series D Convertible Preferred Stock with an aggregate stated value of $473,594. The shares of Series D Preferred Stock are convertible into common stock by dividing the stated value by the closing bid price on the day immediately prior to conversion.

On August 14 2006, the Company into a settlement agreement with pursuant to which the lender exchanged a loan of $497,691 including interest for 2,502 shares of Series D Convertible Preferred Stock with an aggregate stated value of $497,691. The shares of Series D Preferred Stock are convertible by dividing the stated value by the closing bid price on the day immediately prior to conversion

Warrants

During the year ended December 31, 2006, we issued the following warrants in connection with callable secured convertible notes (see Note 6 above):

	Warrants	Exercise	Expiration
Date	Issued	Price	Date
02/06/06	180,000	0.03	02/06/11
03/17/06	2,900,000	0.05	03/17/11
05/12/06	200,000	0.05	05/12/11
12/15/06	1,388,000	0.05	12/15/11
	4,668,000

The warrants were valued at approximately $85,884 using the Black-Scholes option pricing model including the following assumptions: exercise price of $0.03-$0.05, expected volatility of 43.65%, expected dividend yield rate of 0%, expected life of 5 years, and a risk free interest rate of 4.41%.

12.	Commitments and contingencies

Legal proceedings

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on results of operations or the financial condition of the Company.

A former officer of the Company commenced an arbitration proceeding against the Company claiming, among other things, that he was due unpaid salaries and damages resulting from the company failing to remove a restrictive legend from shares of common stock owned by him. In May , 2006, the arbitrator awarded the former officer $214,362, of which $27,030 has been paid by December 31, 2006. The balance is included in accrued expenses and other current liabilities .

In the ordinary course of business the Company made certain guarantees to prospective clients as an inducement to contract for services. These guarantees, although limited, provided that the Company would pay client third party equipment leases after the first 12 months of service if the client was not satisfied with our DealerAdvanceTM Software Solution. As of December 31, 2006, two judgments have been entered against the Company for failure to honor such guarantees, aggregating $203,419, which is included in accrued expenses. Two additional claims for failure to honor guarantees have been filed against the Company. These claims have an approximate aggregate liability of $53,000 and have been included in accrued expenses.

13.	Related Party Transactions

Transactions with Officers and Directors of DealerAdvance, Inc.

The Company and/or the Company’s sole executive officer and director and CEO may be subject to fines, sanctions and/or penalties of an indeterminable nature as a result of violations of the Sarbanes Oxley Act of 2002 in connection with loans made to the sole executive officer and director.

In 2006 the Company loaned its sole executive officer and director, and a company controlled by him, $114,141. During this same period, $68,000 of the loans were repaid. These loans violate Section 402 of the Sarbanes Oxley Act of 2002. As a result, despite the fact that a portion of such loans were repaid, the company and/or the Company’s sole executive officer and direcor may be subject to fines, sanctions and/or penalties. At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by our company and/or the officer.

14.	Subsequent events

On January 25, 2007, Stronghold Technologies, Inc. (the “Subsidiary”), a New Jersey corporation and a wholly owned subsidiary of DealerAdvance, Inc., filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Case No. 07-30322-sgj7. In connection with the filing, the Subsidiary has ceased all business activity and operations. The Subsidiary determined that it does not have sufficient resources to continue its operations.