Form 10QSB
period 2007-03-31
DealerAdvance, Inc.
filed 2007-05-15
CIK 1133598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT for the transition period from _______ to _______.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 11, 2007, 50,567,393 shares of the Registrant’s common stock, (par value, $0.0001), were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Transitional Small Business Disclosure Format: (Check One): Yes ☐ No ☒

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DealerAdvance, Inc. and Subsidiary
Condensed Consolidated Balance Sheet

DealerAdvance, Inc. and Subsidiary, formerly Stronghold Technologies, Inc.

CONSOLIDATED BALANCE SHEET

March 31, 2007
ASSETS

Current assets
Cash	$78,284
Accounts receivable	10,775
Notes receivable, related party	58,587
Prepaid expenses	14,885
Total current assets	162,531
Property and equipment, net	3,495
Other assets
Deferred charge, loan acquisition costs, net of amortization	2,848
Other	1,000
Total other assets	3,848
$169,874

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$418,583
Interest payable, stockholders	1,335,814
Notes payable, stockholders, current portion	875,000
Callable secured convertible notes, current portion	3,341,542
Deferred revenue	57,445
Liquidated damages payable	2,353,483
Accrued expenses and other current liabilities	1,322,808
Total current liabilities	9,704,677

Long-term liabilities
Notes payable, stockholders, convertible debt, net of imputed interest of $608,671	198,238
Callable secured convertible notes, less current portion	3,679,787
Total long term liabilities	3,878,024

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
liquidation preference $1,989,200)	545
Common stock, $.0001 par value, authorized 8,500,000,000
shares, 48,207,393 issued and outstanding	4,821
Additional paid-in capital	10,854,946
Accumulated deficit	(24,273,140)
Total stockholders' deficit	(13,412,828)
$169,874

DealerAdvance, Inc. and Subsidiary
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2007	2006

Sales	$59,254	$143,729

Cost of sales	19,198	15,803

Gross profit	40,056	127,926

Selling, general and administrative	508,186	705,631
Research and development	62,890

Loss from operations	(531,020)	(577,705)

Interest expense	217,887	183,350
Liquidated damages	361,895	270,135

Net loss applicable to common stockholders	$(1,110,802)	$(1,031,190)

Basic and diluted loss per common share	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	45,801,382	29,250,083

See accompanying notes to condensed consolidated financial statements

DealerAdvance, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2007	2006
Cash flows from operating activities

Net loss	$(1,110,802)	$(1,031,190)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Depreciation and amortization	7,169	125,555
Interest payable, stockholders	148,726	182,494
Liquidated damages payable	361,896	270,135
Changes in operating assets and liabilities:
Accounts receivable	(4,494)	(21,781)
Inventories	-	2,350
Prepaid expenses	54,224	8,756
Accounts payable	37,331	(58,128)
Accrued expenses and other current liabilities	72,488	(58,527)
Deferred Revenue	(36,838)	(65,842)
Other Assets	(7,021)	-
Net cash used in operating activities	(477,320)	(646,178)

Cash flows from financing activities

Proceeds from issuance of common stock, net of financing costs		150,000
Proceeds from notes payable, convertible debt	450,000	430,000
Net cash provided by financing activities	450,000	580,000

Net increase in cash	(28,272)	(66,178)

Cash, beginning of period	106,556	67,060

Cash, end of period	$78,284	$882

Supplemental disclosure of cash flow information,
cash paid during the period for interest	$-	$856

See accompanying notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three month period ended March 31, 2007 is not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

3.	STOCK-BASED COMPENSATION

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of $1,110,802 and has negative cash flows from operations of $477,320 for the three months ended March 31, 2007, and has a working capital deficit of $9,542,146 and a stockholders’ deficit of $13,412,828 as of March 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During 2007, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at March 31, 2007:

Accrued Expenses
Sales tax	$106,524
Payroll taxes, including penalties and interest	530,355
Compensation	113,084
Commissions	120,339
Settlements of litigation	345,856
Other	106,650
Total	$1,322,808

Payroll Tax Payment Agreement with IRS

On April 30, 2004, the Company’s predecessor, Stronghold Technologies, Inc., (the “Subsidiary”) a New Jersey corporation and a wholly owned subsidiary of Dealer Advance, Inc., entered into an installment agreement with the United States Internal Revenue Service (“IRS”) to pay overdue payroll taxes and penalties of totaling $1,233,101 under the terms of which the Company will pay a minimum of $35,000 each month, commencing June 28, 2004, until it has paid the withholding taxes due in full, to be completed in thirty-six month period by April 30, 2007. If the Subsidiary is unable to fulfill this agreement, the IRS could take possession of the Subsidiary’s assets. The Subsidiary defaulted on the agreement in September, 2006 with an unpaid balance of approximately $285,000.

6.	NOTES PAYABLE, STOCKHOLDERS

At March 31, 2007, notes payable, stockholders consists of the following:

Note payable bearing interest at 8% and due in May, 2007	$875,000
Non interest bearing convertible notes payable, net of interest imputed at
15% per annum of $608,671	198,238
1,073,238
Less current portion	(875,000)
Long-term portion	$198,238

The convertible notes mature on August 13, 2016 and are convertible at the option of the stockholder at the market price of the company’s common stock on the day of the conversion.

7. COMMITMENTS AND CONTINGENCIES

Callable Secured Convertible Notes

Callable secured convertible notes bear interest at a rate ranging from 8% to 12%
(weighted average 10.22%) and are due at various dates from April 2006 to
December 15, 2009. The notes are secured by the company’s assets	$7,021,329
(Less) current portion	3,341,542
$3,679,787

The notes are convertible into our common stock, at the investors’ option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date.

On December 15, 2006 the Company entered into an agreement with a group of investors for the sale of $900,000 of callable secured convertible notes and 5,000,000 common stock purchase warrants. As of March 31, 2007, the Company sold $700,000 of the notes and issued 3,938,000 warrants.

In April, 2007 the company sold an additional $150,000 of notes and issued 850,000 warrants.

8.	RELATED PARTY TRANSACTIONS

Transactions with Officers and Directors of DealerAdvance, Inc.

The Company and/or the Company’s sole executive officer and director and CEO may be subject to fines, sanctions and/or penalties of an indeterminable nature as a result of violations of the Sarbanes Oxley Act of 2002 in connection with loans made to the sole executive officer and director.

In 2006 the Company loaned its sole executive officer and director, and a company controlled by him, $114,141. During this same period, $68,000 of the loans were repaid. In January and February 2007, the Company loaned an additional $24,050. During this same period, $18,500 of the loans were repaid. These loans violate Section 402 of the Sarbanes Oxley Act of 2002. As a result, despite the fact that a portion of such loans were repaid, the company and/or the Company’s sole executive officer and director may be subject to fines, sanctions and/or penalties. At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by our company and/or the officer.

9. SUBSEQUENT EVENTS

In connection with the callable secured convertible notes (see note 7 above), in April, 2007 the company sold an additional $150,000 of notes and issued 850,000 warrants to purchase common stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Definitions

All references to “we,” “us,” “our,” the “Company” or similar terms used herein refer to DealerAdvance, Inc., a Nevada corporation, formerly known as TDT Development, Inc. and its wholly-owned subsidiary, Stronghold Technologies, Inc., a New Jersey corporation. All references to “Stronghold” used herein refer to just our wholly-owned subsidiary, Stronghold Technologies, Inc., a New Jersey corporation. All references to the “Predecessor Entity” refer to the New Jersey corporation we acquired on May 16, 2002, Stronghold Technologies, Inc., which was merged with and into Stronghold.

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

We were incorporated as a Nevada corporation on September 8, 2000, under the name TDT Development, Inc. On May 16, 2002, we acquired Stronghold Technologies, Inc., a New Jersey corporation referred to herein as our “Predecessor Entity”, pursuant to a merger of the Predecessor Entity into our wholly-owned subsidiary, TDT Stronghold Acquisition Corp., referred to herein as “Acquisition Sub”. As consideration for the merger, we issued 7,000,000 shares of our common stock, par value $0.0001 per share, to the stockholders of the Predecessor Entity in exchange for all of the issued and outstanding shares of the Predecessor Entity. Following the merger, Acquisition Sub, the survivor of the merger, changed its name to Stronghold Technologies, Inc. (NJ) and remains our only wholly-owned subsidiary. On July 11, 2002, we changed our name from TDT Development, Inc. to Stronghold Technologies, Inc. On July 19, 2002, we exchanged all of the shares that we held in our two other wholly-owned subsidiaries, Terre di Toscana, Inc. and Terres Toscanes, Inc., which conducted an import and distribution business specializing in truffle-based food product, for 75,000 shares of our common stock held by Mr. Pietro Bortolatti, our former president. In October 2006, we changed our name to DealerAdvance, Inc.

Overview of our Handheld Technology Business

On May 16, 2002, we entered the handheld wireless technology business via our acquisition by merger of the Predecessor Entity. The Predecessor Entity was founded on August 1, 2000 to develop proprietary handheld wireless technology for the automotive dealer software market. Since the merger of the Predecessor Entity into our subsidiary, In 2006 we ceased from continuing to conduct the Predecessor Entity's handheld wireless technology business and have developed a new web based platform called WEB DA and currently offer the wireless technology created by the predecessor as an option.

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

The Company currently has approximately 30 user contracts at dealerships throughout the United States. Management believes that the majority of those contracts, of which all are to expire in the next 12 months, will be renewed at the above-mentioned rates however it cannot provide any guarantee regarding these renewals.

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

GENERAL AND ADMINISTRATIVE OPERATING EXPENSES

Our general operating expenses are primarily comprised of:

•     Marketing and Selling;

•     General and Administrative; and

•     Development & Operations.

Our marketing and selling expenses include all labor, sales commissions and non-labor expenses of selling and marketing of our products and services.

Our general and administrative expenses include expenses for all facilities, insurance, benefits, telecommunications, legal and auditing expenses are included as well as the executive management group wage expense.

Our development & operations expenses include costs for software development and the support group, which advises and supports the installations of our Dealer Advance™ clients.

RESEARCH AND DEVELOPMENT

Moving forward, the company’s primary focus is the development of WebDA™, the new web-based version of DealerAdvance™. The initial release of WebDA™ will take the existing DealerAdvance™ software with a few added enhancements and move the product to the web, thus eliminating the high cost of equipment required by the current product. The new product will not feature the hand-held wireless technology offered with DealerAdvance™, however, should a dealer desire the benefit of the technology, it will be provided at an additional cost. In the first month of each quarter moving forward, a new release will be provided to dealers of WebDA™, beginning with 1.0.

SALES DEVELOPMENT

In March 2006, the Company entered into a consulting agreement with Humphries Marketing Group (HMG), a Texas based automotive exclusive advertising agency. As per that agreement Steven Humphries, the CEO of HMG, is to serve as President of the Company, and provide an individual to serve as the Vice President of Sales. In July 2006, Mr. Humphries appointed David Scaturro (HMG’s Chief Operating Officer) as the Vice President of Sales.

As part of Mr. Humphries’ operating sales strategy, the Company has split the country into two regions (East and West). The Company and hired two Regional Sales Managers; an Eastern Manager serving dealers east of Texas and a California based Western Region Manager serving dealers Texas west. The Regional Managers are based in DealerAdvances’s Texas and California offices, respectfully. The primary focus of the new sales team is to re-establish the Company’s relationships with its remaining customers and develop new contacts in preparation of the release of WebDA™. The company will employ additional Sales Managers as it implements the launch of its new WebDA™ product early in the 2nd quarter of 2007.

THREE MONTHS ENDED MARCH 31, 2007 AND THREE MONTHS ENDED MARCH 31, 2006.

Revenue

For the quarter ended March 31, 2007, we had revenue of $59,254 compared with revenue of $143,729 for the quarter ended March 31, 2006 for a decrease of 59% Revenue is generated from software license and system installation, maintenance support and service revenues. Revenues for the three months ended March 31, 2007 and March 31, 2006 are broken down as follows:

	2007	2006	$ Change	% Change
Software License & System Installation	$3,000	$13,944	$(10,944)	-78%
Support & Maintenance	$53,734	$123,585	$(69,851)	-57%
Services	$2,520	$6,200	$(3,680)	-59%
Total Revenue	$59,254	$143,729	$(84,475)	-59%

Software license and system installation revenue decreased $10,944 in the three months ended March 31, 2007 to $3,000 as compared to $13,944 in the three months ended March 31, 2006 for a decrease of 78%. The primary reasons for the decrease in revenue can be attributed to (1) our decision to stop selling our DealerAdvance™ software product and devote our resources to the development of our new web-based product, WebDA™, (2) expiration of 36 service and support contracts and (3) repeated concerns in the marketplace about the Company’s ability to continue as a going concern.

Although we cannot provide guarantees, we do believe that our revenues will increase dramatically in the upcoming months due to the new “Web DA” product release.

Cost of Sales

Cost of sales on a percentage basis increased to 32.4% of revenue for the three months ended March 31, 2007 as compared to 11% of revenue for the three months ended March 31, 2006 for a net decrease of 21.4%. The table below shows the Cost of Sales and percentage by category and the comparison in dollars and percentage for the three months ended March 31, 2007 and three months ended March 31, 2006. The decrease in Cost of Sales as a percentage of revenue of 21.4% is primarily attributed to an increase in labor costs associated with improved customer support.

	Q1 2007	Q1 2006	Q1 2007	Q1 2006
Cost of Sales	Dollars	Dollars	% of Revenue	% of Revenue	% Change
Hardware Components	$1,178	$1,680	1.99%	1.17%	0.82%
Client Software & Licensing	1,500	$3,675	2.53%	2.56%	-0.03%
Distribution Fees	950	$951	1.60%	-	1.60%
Subcontractors	-	$0	0.00%	0.00%	0.00%
Misc Installation Costs	-	($590)	0.00%	-0.41%	0.41%
Installations/Travel	-	$0	0.00%	0.00%	0.00%
Repairs	-	$0	0.00%	0.00%	0.00%
Shipping	178	$47	0.30%	0.03%	0.27%
Labor	15,392	$10,042	25.98%	6.99%	18.99%
Inventory Adjustment	-	$0	0.00%	0.00%	0.00%
Total Cost of Sales	$19,198	$15,805
Total Cost of Sales % of Revenue	32.40%	11.00%			21.40%

Gross Profits

We generated $40,056 in gross profits from sales for the quarter ended March 31, 2007, which was a decrease of $87,870 from the quarter ended March 31, 2006, when we generated $127,927 in gross profits. Our gross profit margin percentage decreased by 24.05% in the quarter ended March 31, 2007 to 67.6%. The decrease in gross profit is primarily attributable to the reduction of monthly recurring maintenance revenue due to the expiration of 32 service and support contracts during the period March 31, 2006 to March 31, 2007.

Selling, General and Administrative Expenses

Total Selling, General and Administrative expenses in the quarter ended March 31, 2007 were $508,186, a decrease of 27.98% or $197,445 from the quarter ended March 31, 2006 of $705,631. The reduction in expense is attributable to decreases of approximately $125,000 in executive compensation and $45,000 in costs associated with financing.

Our research and development expense increased from nil in the quarter ended March 31, 2006 to $62,890 in the quarter ended March 31, 2007. This increase is directly attributable to the development of our new WebDA™ product.

Our interest and penalty expense increased from $183,350 in the quarter ended March 31, 2006 to $217,887 in the quarter ended March 31, 2007.This increase of $34,537 is primarily due to interest expense attributed to the Convertible Notes. Liquidated damages associated with the Convertible Notes increased from $270,135 in the quarter ended March 31, 2006 to $361,895 in the quarter ended September 30, 2006. The $91,760 increase is due to an additional $1.1 million in Convertible Notes issued and subject to liquidated damages during the period March 31, 2006 through March 31, 2007.

Operating Loss

The Company’s operating losses decreased by $46,685 in comparing the quarter ended March 31, 2007 to the quarter ended March 31, 2006, which were $531,020 and $577,705 respectively.

Net Loss

We had a net loss of $1,110,802 for the quarter ended March 31, 2007 compared to $1,031,190 for the quarter ended March 31, 2006, resulting in an increase in net losses of $79,612. This increase in net losses of 7.72% is primarily attributable to an increase in liquidated damages associated with the Convertible Notes. In comparing the quarter ended March 31, 2006 to the quarter ended March 31, 2007, liquidated damages were $270,135 and $361,895, respectively. Interest expense, also associated with the Convertible Notes, increased by $34,537 from $183,350 to $217,887 for the three months ended March 31, 2006 and March 31, 2007, respectively.

Our loss per share was $0.02 with a weighted average of 45,801,382 shares outstanding in the quarter ended March 31, 2007 as compared to $0.03 loss per share in the quarter ended March 31, 2006 with a weighted average of 29,250,083 shares outstanding.

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

Liquidity and Capital Resources

Overview

As of March 31, 2007, our cash balance was $78,284. We had a net loss of $1,110,802 for the quarter ended March 31, 2007. We had a net operating loss of approximately $18,000,000 for the period from May 17, 2002 through March 31, 2007 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of March 31, 2007 was $10,775 and $125,218 as of the quarter ended March 31, 2006 less allowance for returns of $60,000. The reason for the decrease in accounts receivable of $114,443 as of March 31, 2007 to March 31, 2006 was due to the decrease in revenues and write-off of bad debts. Accounts receivable balances represent amounts owed to us for maintenance and support.

As of March 31, 2007, the Company had the following financing arrangements:

Debt Liability Summary Table
Current Debt liabilities
Interest payable, stockholders	$1,335,814
Notes payable, stockholder, current portion	875,000
Callable secured convertible notes, current portion	3,341,542
Total Debt current liabilities	$6,058,256

Long-term Debt liabilities
Notes payable, stockholders, convertible debt, net of deferred interest of $608,671	$198,238
Callable secured convertible notes	3,679,787
Total long term Debt liabilities	$3,878,025

Financing Needs

To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception; we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $1,111,000 and have negative cash flows from operations of approximately $477,000 for the three months ended March 31, 2007, and have a working capital deficit of approximately $9,540,000 and a stockholders’ deficit of approximately $13,412,000 as of March 31, 2007. These conditions raise substantial doubt about our ability to continue as a going concern. During 2007, our management will rely on additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

We entered into a fifth Securities Purchase Agreement with the Investors on December 17, 2006 for the sale of (i) $900,000 in callable secured convertible notes (the “December 2006 Notes”) and (ii) stock purchase warrants (the “December 2006 Warrants”) to buy 5,000,000 shares of our common stock.

We expect that the funds raised in connection with the December 2006 Securities Purchase Agreement will provide the necessary cash to support operations through the end of May, 2007. We have a verbal commitment for an additional Securities Purchase Agreement with the Investors for $950,000. We expect these funds will carry us through the end of the first quarter of 2008. Since we do not have further financing commitments and may need to raise additional funds after the first quarter of 2008, this condition raises doubt about our ability to continue as a going concern. In the event that the company is unable to build its sales volume, collect current receivables or raise additional funds, we may be unable to continue operations. Additionally, in the event that the Investors fail to close on, or invoke their right to terminate additional purchases with 30 days notice during the financing period of the additional $950,000 mentioned above, the Company could find itself without cash to support operations and unable to perform regular business.

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

On August 14, 2006, Mr. Carey entered into a Settlement Agreement with the Company pursuant to which Mr. Carey waived all rights to the following:

•       accrued salary in the amount of $781,369;

•       a bridge loan in the amount of $262,000;

•       a bridge loan in the amount of $360,000;

•       auto allowance payable in the amount of $25,600; and

•       accrued interest in the amount of $370,299.

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

Callable Secured Convertible Notes

To obtain funding for its ongoing operations, the Company entered into various Securities Purchase Agreements with the Investors for the sale of callable convertible secured notes and stock purchase warrants.

To date, the Investors purchased $6,480,000 in notes, and received warrants to purchase an aggregate of 13,418,500 shares of the companies stock, in twenty-two different traunches dated June 18, 2004 for $1,500,000, July 21, 2004 for $500,000, October 22, 2004 for $350,000, March 18, 2005 for $650,000, March 31, 2005 for $350,000, May 4, 2005 for $300,000, July 18, 2005 for $282,500, August 30, 2005 for $100,000, October 6, 2005 for $210,000, November 9, 2005 for $150,000, December 31, 2005 for $107,480, February 6, 2006 for $180,000, March 17, 2006 for $250,000, April 12, 2006 for $200,000, on May 12, 2006 for $200,000, on June 8, 2006 for $200,000, on July 12, 2006 for $200,000 and on August 14, 2006 for $150,000, on September 13, 2006 for $150,000, on December 17, 2006 for $250,000, on January 11, 2007 for $150,000, on February 12, 2007 for $150,000, on March 15, 2007 for $150,000 and on April 13, 2007 for $150,000. On December 20, 2005, the Investors converted $1,297 of the convertible notes into 172,873 shares of common stock. During the year ended December 31, 2006 the investors converted $5,027 of convertible notes into 4,698,600 shares of common stock. During the three months ended March 31, 2007 the investors converted $2,135 of convertible notes into 4,620,000 shares of common stock.

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

Software Development Capitalization Policy

Software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. During 2006 we fully amortized and expensed the balance of capitalized software development cost. The determination for amortizing the balance was made in recognition of the Company’s decision to stop marketing the DealerAdvanceTM software which had reached the end to its life cycle and commence marketing of the new WebDATM

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our sole executive officer who serves as our principal executive and principal financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our sole executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is engaged in arbitration proceedings with Lenard Berger (the “Claimant”), a former officer, with regard to a claim against the Company’s predecessor, Stronghold Technologies, Inc. a New Jersey corporation and a wholly owned subsidiary of Dealer Advance, Inc. for damages for the Company’s failure to remove a restrictive legend from 437,500 shares of common stock of the Company, additional unpaid salary accrued during his term of employment and pre-judgment interest on all amounts owing to the Claimant. On May 18, 2006, Mr. Berger was awarded the sum of $214,361.52. As of March 31, 2007, a total of $27,030 has been paid against the claim.

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

All Legal Proceedings noted under this Item 1 were made against the Company’s predecessor, Stronghold Technologies, Inc. a New Jersey corporation and a wholly owned subsidiary of Dealer Advance, Inc. On January 25, 2007, Stronghold Technologies, Inc. filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Case No. 07-30322-sgj7. In connection with the filing, the Subsidiary has ceased all business activity and operations. The Subsidiary determined that it does not have sufficient resources to continue its operations. The court has appointed a bankruptcy trustee who will be responsible for the liquidation of the business through the bankruptcy case.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To obtain funding for its ongoing operations, we entered into a Securities Purchase Agreement (the “Agreement”) with the investors on December 15, 2006 for the sale of (i) $900,000 in callable secured convertible notes (the “Notes”) and (ii) stock purchase warrants (the “Warrants”) to buy 5,000,000 shares of our common stock.

The following closings have occurred under the Agreement:

•	On December 15, 2006, the Investors purchased $250,000 in December 2006 Notes and received December 2006 Warrants to purchase 1,388,500 shares of the Company’s common stock

•	On January 16, 2007 the Investors purchased $150,000 in December 2006 Notes and received December 2006 Warrants to purchase 850,000 shares of the Company’s common stock

•	On February 12, 2007 the Investors purchased $150,000 in December 2006 Notes and received December 2006 Warrants to purchase 850,000 shares of the Company’s common stock

•	On March 15, 2007 the Investors purchased $150,000 in December 2006 Notes and received December 2006 Warrants to purchase 850,000 shares of the Company’s common stock

•	On April 13, 2007 the Investors purchased $150,000 in December 2006 Notes and received December 2006 Warrants to purchase 850,000 shares of the Company’s common stock

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 2007.

DEALERADVANCE, INC.

BY:	/s/ Steven E. Humphries
Name:	Steven E. Humphries,
Title:	President and Chief Executive Officer (principal executive and financial/accounting officer)