Form 10QSB
period 2007-06-30
DealerAdvance, Inc.
filed 2007-08-17
CIK 1133598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT for the transition period from _______ to _______.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of August 1, 2007, 70,748,106 shares of the Registrant’s common stock, (par value, $0.0001), were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
 Yes ☐ No ☒

Transitional Small Business Disclosure Format: (Check One): Yes ☐ No ☒

i

PART I -   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DealerAdvance, Inc. and Subsidiary
Condensed Consolidated Balance Sheet

DealerAdvance, Inc. and Subsidiary, formerly Stronghold Technologies, Inc.

CONSOLIDATED BALANCE SHEET

June 30, 2007

2007
ASSETS
Current assets
Cash	$81,203.99
Accounts receivable	36,420.80
Inventories	0.00
Notes receivable, related party	39,467.89
Prepaid expenses	5,333.51

Total current assets	162,426.19

Property and equipment, net	4,939.12

Other assets
Deferred charge, loan acquisition costs, net of amortization	(0.03)
Other	1,000.00

Total other assets	999.97

$168,365.28

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$460,896.80
Interest payable, stockholders	1,559,004.29
Notes payable, stockholders, current portion	875,000.00
Callable secured convertible notes, current portion	3,640,060.52
Deferred revenue	29,557.00
Liquidated damages payable	2,622,159.44
Accrued expenses and other current liabilities	1,275,232.40

Total current liabilities	10,461,910.45

Long-term liabilities
Notes payable, stockholders
Notes payable, stockholders, convertible debt, net of imputed interest of $601,144	205,764.76
Callable secured convertible notes, less current portion	3,879,453.82

Total long term liabilities	4,085,218.58

Commitments and contingencies

Stockholders' deficit
Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125) and preferred stock, Series B, $.0001 par value; 2,444,444 shares authorized, issued and outstanding (aggregate liquidation preference $2,200,000) and preferred stock, Series D, $.01 par value; authorized 10,000 shares authorized, issued and outstanding (aggregate liquidation preference $1,989,200)	545.00
Common stock, $.0001 par value, authorized 8,500,000,000 shares, 48,207,393 issued and outstanding	5,444.58
Additional paid-in capital	10,856,137.87
Accumulated deficit	(25,240,891.20)

Total stockholders' deficit	(14,378,763.75)

$168,365.28

DealerAdvance, Inc. and Subsidiary
Condensed Consolidated Statements of Operations

DealerAdvance, Inc. and Subsidiary, formerly Stronghold Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended June 30, 2007

	YTD 2007	2nd Qtr 2007	YTD 2006	2nd Qtr 2006
Sales	$128,097	$68,843	$269,538	$125,809

Cost of sales	22,889	3,691	30,996	15,193

Gross profit	105,207	65,151	238,542	110,616

Selling, general and administrative	1,038,002	529,816	1,219,299	513,678
Research and development	67,690	4,800	-

Loss from operations	(1,000,485)	(464,664)	(980,757)	(403,062)

Interest expense	447,612	229,735	461,394	278,044

Net loss from Operations and Extraordinary items	(1,447,983)	(694,285)	(1,442,151)	(681,106)

Dividends	-	-	-	-

Net loss applicable to common stockholders	$(2,078,553)	$(962,961)	$(1,993,667)	$(962,487)

Basic and diluted loss per common share	$(0.04)	$(0.02)	$(0.07)	$(0.03)

Weighted average number of common shares outstanding	50,643,371	51,200,259	29,284,322	29,317,195

See accompanying notes to condensed consolidated financial statements

DealerAdvance, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

DealerAdvance, Inc. and Subsidiary, formerly Stronghold Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2007	2007	2006
Cash flows from operating activities

Net loss	($2,078,553)	($1,993,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for returns and doubtful accounts		20,000
Depreciation and amortization	10,513	218,015
Interest payable, stockholders	371,916	346,283
Liquidated damages payable	630,572	551,516
Changes in operating assets and liabilities:
Accounts receivable	30,140	(13,425)
Inventories	-	9,050
Prepaid expenses	63,775	20,804
Accounts payable	79,645	(124,477)
Accrued expenses and other current liabilities	2,882	67,272
Deferred Revenue	(64,726)	(128,664)
Other Assets	(21,517)	35,422
Net cash used in operating activities	(975,352)	(991,881)

Adjustments to Common Stock investment	-
Additional Paid-In-Capital investment	-
Principal repayments of notes payable		(3,891)
Proceeds from issuance of common stock, net of financing costs		-
Proceeds from notes payable, convertible debt	950,000	1,030,000

Net cash provided by financing activities	950,000	1,026,109

Net increase / (decrease) in cash	(25,352)	34,228

Cash, beginning of period	106,556	67,060

Cash, end of period	$81,204	$101,288

Supplemental disclosure of cash flow information,
Cash paid during the period for interest	-	33,995

Non-cash financing activity
Conversion of amounts due officer to common stock	-	150,000

See accompanying notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three month period ended June 30, 2007 is not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of $2,078,553 and has negative cash flows from operations of $975,352 for the three months ended June 30, 2007, and has a working capital deficit of $10,299,484 and a stockholders’ deficit of $14,378,763.75 as of June 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During 2007, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at June 30, 2007:

Accrued expenses and other current liabilities:
Sales Taxes Payable	$106,524.04
Sales Taxes Payable-Addison,TX	74.25
Accrued Paid-Time-Off (PTO) Pay	13,853.98
PR Taxes Payable	388,930.98
Accrued Employee Compensation	46,134.86
Accrued Commissions	109,785.65
Accrued Officer's Compensation	32,000.00
Other Accrued Expense	478,431.52
Accrued Interest Other	63,390.61
IRS Payment Plan	36,106.51
TOTAL	$1,275,232.40

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

6.	NOTES PAYABLE, STOCKHOLDERS

At June 30, 2007, notes payable, stockholders consists of the following:

Notes payable, stockholders:
Notes payable interest bearing interest at 8% and due in May 2007	$875,000
Non-interest bearing convertible notes payable, net of interest imputed at 15% per annum of $601,144	85,315
960,315
Less: current portion	(875,000)
Long-term portion	$85,315

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

On December 15, 2006 the Company entered into an agreement with a group of investors for the sale of $900,000 of callable secured convertible notes and 5,000,000 common stock purchase warrants. As of June 30, 2007, the Company sold $1,200,000 of the notes and issued 5,921,333 warrants.

In July, 2007 the company sold an additional $150,000 of notes and issued 850,000 warrants.

8.	RELATED PARTY TRANSACTIONS

Transactions with Officers and Directors of DealerAdvance, Inc.

The Company and/or the Company’s director and Chief Executive Officer may be subject to fines, sanctions and/or penalties of an indeterminable nature as a result of violations of the Sarbanes Oxley Act of 2002 in connection with loans made to the Chief Executive Officer and director.

In 2006 the Company loaned its sole executive officer (at that time), Chief Executive Officer and director, and a company controlled by him, $114,141. During this same period, $68,000 of the loans were repaid. In January and February 2007, the Company loaned an additional $24,050, and during this same period, $18,500 of the loans were repaid. In June 2007 an additional $20,250 of the loans were repaid. These loans violate Section 402 of the Sarbanes Oxley Act of 2002. As a result, despite the fact that the majority of such the loans were repaid, the company and/or the Company’s Chief Executive Officer and director may be subject to fines, sanctions and/or penalties. At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by our company and/or the officer.

9. SUBSEQUENT EVENTS

In connection with the callable secured convertible notes (see note 7 above), in July, 2007 the company sold an additional $150,000 of notes and issued 850,000 warrants to purchase common stock.

10. DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

On May 29, 2007, Steven Humphries, Chief Executive Officer and Chief Financial Officer of the DealerAdvance, Inc. (the "Company"), resigned as Chief Financial Officer. Mr. Humphries will continue to serve as Chief Executive Officer of the Company.

In conjunction with Mr. Humphries' resignation, the Company announced the appointment of David Wange to serve as the Company's Chief Financial Officer. Mr. Wange's appointment is effective May 29, 2007.

Before joining the Company, Mr. Wange served seven years with American Express Financial Advisors as a Business Financial Advisor. Most recently, Mr. Wange has spent the past four years serving as an independent consultant advising companies on best practices for internal audit and Sarbanes Oxley Act compliance. Mr. Wange holds a Bachelors of Science in Economics from Texas A & M University, a Masters of Science in Accounting from the University of Texas, Dallas, a Masters of Arts in Biblical Studies from the Dallas Theological Seminary, and is a Certified Public Accountant in the State of Texas.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Definitions

All references to “we,” “us,” “our,” the “Company” or similar terms used herein refer to DealerAdvance, Inc., a Nevada corporation, formerly known as TDT Development, Inc. and its wholly-owned subsidiary, Stronghold Technologies, Inc., a New Jersey corporation. All references to “Stronghold” or “subsidiary” used herein refer to just our wholly-owned subsidiary, Stronghold Technologies, Inc., a New Jersey corporation. All references to the “Predecessor Entity” refer to the New Jersey corporation acquired by Stronghold Technologies, Inc., a Nevada corporation, on May 16, 2002, pursuant to a merger of the Predecessor Entity into our wholly-owned subsidiary, TDT Stronghold Acquisition Corp., referred to herein as “Acquisition Sub”. On October 2, 2006, Stronghold Technologies, Inc., a Nevada corporation, was merged with and into DealerAdvance, Inc., a Nevada corporation.

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

Overview of our Handheld Technology Business

On May 16, 2002, we entered the handheld wireless technology business via our acquisition by merger of the Predecessor Entity. The Predecessor Entity was founded on August 1, 2000 to develop proprietary handheld wireless technology for the automotive dealer software market. Since the merger of the Predecessor Entity into our subsidiary, In 2006 we ceased from continuing to conduct the Predecessor Entity's handheld wireless technology business and have developed a new web based platform called WebDA™ and currently offer the wireless technology created by the predecessor as an option.

Our Revenues Moving Forward

Beginning with the 4th Quarter of 2006 the Company’s revenue model changed. Rather than being hardware driven, the Company became software driven. In April 2007 the Company released it’s new web based platform WebDA™, moving the company from a server based platform operation, thus eliminating the high cost of maintaining inventory and installation costs. Our revenues are now generated from a one-time up-front payment and monthly recurring fees covering software licenses. Our license agreements will be provided in twelve, twenty-four and thirty-six month terms. A $2,500 down payment and a monthly fee of $1,500 over a twelve month term will be booked as revenue at an average annual fee of $20,500, inclusive of the down payment.

The Company currently has approximately 20 user contracts utilizing the Company’s previous product (DealerAdvance™) at dealerships throughout the United States. Management believes that the majority of those contracts, of which all are to expire in the next 12 months, will be resigned to the new WebDA™ contracts at the above-mentioned rates however it cannot provide any guarantee regarding these renewals.

Additionally, many of the Company’s client customer base are part of dealer groups comprised of three or more dealerships. Up until now the Company has not been successful in leveraging its relationships with these dealers enabling the Company to place the DealerAdvance™ product into those additional group stores. Management now believes that because of the its new web based product and its newly developed client relationships, there is an opportunity to add an additional 20 to 50 client contracts over the next 12 to 18 months through these groups.

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

RESEARCH AND DEVELOPMENT

In April 2007, the company released its new web based product, WebDA1.0 with a few added enhancements and moved the product to the web, thus eliminating the high cost of equipment required by the current product. Moving forward, the company’s primary focus is the development of quarterly releases enhancing the new web based product. In July 2007 the company will begin installing its first new clients on WebDA™. The new product will not feature the hand-held wireless technology offered with DealerAdvance™, however, should a dealer desire the benefit of the technology, it will be provided at an additional cost. Moving forward in subsequent quarters the company will provide new releases which will feature new product enhancements.

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

As part of Mr. Humphries’ operating sales strategy, the Company has split the country into two regions (East and West). The Company hired two Regional Sales Managers; an Eastern Manager serving dealers east of Texas and a California based Western Region Manager serving dealers Texas west. The Regional Managers are based in DealerAdvances’s Texas and California offices, respectfully. Moving forward in the third quarter, facilitating the launch of WebDA the company will split the country into three regions (Eastern, Central and Western) and hire an additional Regional Manager. The primary focus of the sales team is to re-establish the Company’s relationships with its remaining customers in an effort to move the customers from the previous product to the new web based product while also and developing new customers.

THREE MONTHS ENDED JUNE 30, 2007 AND THREE MONTHS ENDED JUNE 30, 2006.

New Client Contracts

In May and June 2007 the company was successful in signing WebDA™ contracts with customers whose contracts had previously expired, representing $305,400 in new business. This revenue will be billed out monthly over the next 12-36 months, which represents the terms of the contracts signed.

Revenue

For the quarter ended June 30, 2007, we had revenue of $68,843 compared with revenue of $125,809 for the quarter ended June 30, 2006 for a decrease of 45% Revenue is generated from software license and system installation, maintenance support and service revenues. Revenues for the three months ended June 30, 2007 and June 30, 2006 are broken down as follows:

Revenues:	2007	2006	$ Change	% Change
WebDA	$13,250	$0	$13,250
Software license and system installation	18,000	4,210	13,790	328%
Support & maintenance	93,287	117,599	(24,312)	-21%
Services	3,560	4,000	(440)	-11%
Total revenues	$128,097	$125,809	$2,288	2%

New sales of WebDA were $13,250 in the three months ended June 30, 2007. Software license and system installation revenue increased $13,790 in the three months ended June 30, 2007 to $18,000 as compared to $4,210 in the three months ended June 30, 2006 for an increase of 328%. The primary reasons for the increase in revenue can be attributed to (1) renewals of contracts that reached their termination date and renewed or extended service, and (2) sales of the new WebDA™ product.

Although we cannot provide guarantees, we do believe that our revenues will increase dramatically in the upcoming months due to the new “Web DA” product release.

Cost of Sales

Cost of sales on a percentage basis increased to 32.4% of revenue for the three months ended June 30, 2007 as compared to 11% of revenue for the three months ended June 30, 2006 for a net decrease of 21.4%. The table below shows the Cost of Sales and percentage by category and the comparison in dollars and percentage for the three months ended June 30, 2007 and three months ended June 30, 2006. The decrease in Cost of Sales as a percentage of revenue of -6.72% is primarily attributed to a decrease in labor costs associated with reduced customer support due to improvements in the overall product, reduction of client software & licensing expenses, and use of subcontractors in product development.

	Q2 2007	Q2 2006	Q2 2007	Q2 2006
Revenues:	Dollars	Dollars	% of Revenues	% of Revenues	% Change
Hardware components	($117)	$0	-3%	0%	-3%
Client software & licensing	500	3,218	14%	21%	-8%
Distribution fees	0	951	0%	6%	-6%
Subcontractors	90	1,873	2%	12%	-10%
Misc. installation costs	0	0	0%	0%	0%
Installations/travel	0	0	0%	0%	0%
Repairs	0	0	0%	0%	0%
Shipping	(15)	180	0%	1%	-2%
Labor	3,233	8,971	88%	59%	29%
Inventory adjustment	0	0	0%	0%	0%
Total cost of sales	$3,691	$15,193
Total cost of sales % of revenue	5.36%	12.08%			-6.72%

Gross Profits

We generated $65,151 in gross profits from sales for the quarter ended June 30, 2007, which was a decrease of $45,465 from the quarter ended June 30, 2006, when we generated $110,616 in gross profits. Our gross profit margin percentage increased by 6.7% in the quarter ended June 30, 2007 to 94.6%. The decrease in gross profit is primarily attributable to the reduction of monthly recurring maintenance revenue due to the expiration of service and support contracts during the period June 30, 2006 to June 30, 2007.

Selling, General and Administrative Expenses

Total Selling, General and Administrative expenses in the quarter ended June 30, 2007 were $529,816, an increase of 3.1% or $16,138 from the quarter ended June 30, 2006 of $513,678. The slight increase in expense is attributable to conversion of sales activities from the server based product to the web-based product and the decreases in these former activities with the subsequent increase in the latter activities.

Our research and development expense increased from nil in the quarter ended June 30, 2006 to $4,800 in the quarter ended June 30, 2007. This increase is directly attributable to the development of our new WebDA™ product.

Our interest and penalty expense decreased from $278,044 in the quarter ended June 30, 2006 to $229,735 in the quarter ended June 30, 2007.This decrease of $48,309 is primarily due to interest expense attributed to the Convertible Notes. Liquidated damages associated with the Convertible Notes increased from $281,381 in the quarter ended June 30, 2006 to $630,570 in the quarter ended June 30, 2007. The $349,189 increase is due to an additional $2 million in Convertible Notes issued and subject to liquidated damages during the period June 30, 2006 through June 30, 2007.

During the quarter ended June 30, 2007, the Company contracted with two independent firms for financial consulting services which accounted for approximately $49,000 of the quarterly Selling, General and Administration Expenses. Both of these firms have advised the Company regarding investment relations and other management and marketing techniques ostensibly to increase business revenues.

Operating Loss

The Company’s operating losses increased by $61,602 in comparing the quarter ended June 30, 2007 to the quarter ended June 30, 2006, which were $464,664 and $403,062, respectively.

Net Loss

We had a net loss of $694,285 for the quarter ended June 30, 2007 compared to $681,106 for the quarter ended June 30, 2006, resulting in an increase in net losses of $13,179. This increase in net losses of 1.9% is primarily attributable to an increase in liquidated damages associated with the Convertible Notes. In comparing the quarter ended June 30, 2006 to the quarter ended June 30, 2007, liquidated damages were $281,381 and $268,675, respectively. Interest expense, primarily associated with the Convertible Notes, decreased by $48,309 from $278,044 to $229,735 for the period ended June 30, 2006 to June 30, 2007.

Our loss per share was $0.02 with a weighted average of 51,200,259 shares outstanding in the quarter ended June 30, 2007 as compared to $0.02 loss per share in the quarter ended June 30, 2006 with a weighted average of 29,317,195 shares outstanding.

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

Liquidity and Capital Resources

Overview

As of June 30, 2007, our cash balance was $81,204. We had a net loss of $962,961 for the quarter ended June 30, 2007. We had a net operating loss of approximately $19,000,000 for the period from May 17, 2002 through June 30, 2007 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of June 30, 2007 was $36,421, and $36,862 as of the quarter ended June 30, 2006 less allowance for returns of $80,000. The reason for the decrease in accounts receivable of $441 as of June 30, 2007 to June 30, 2006 was due to a relative difference in revenues. Accounts receivable balances represent amounts owed to us for maintenance and support and new sales of the WebDA product.

As of June 30, 2007, the Company had the following financing arrangements:

Debt liability summary table:
Current Debt liabilities
Interest payable, stockholders	$1,559,004
Notes payable, stockholder, current position	875
Callable secured convertible notes, current portion	3,640,061
Total debt current liabilities	$5,199,940

Long-term debt liabilities
Notes payable, stockholders, convertible debt, net of deferred interest of $601,144	$205,765
Callable secured convertible notes	3,879,454
Total long-term debt liabilities	$4,085,219

Financing Needs

To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception; we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $2,100,000 and have negative cash flows from operations of approximately $976,000 for the three months ended June 30, 2007, and have a working capital deficit of approximately $10,300,000 and a stockholders’ deficit of approximately $14,379,000 as of June 30, 2007. These conditions raise substantial doubt about our ability to continue as a going concern. During 2007, our management will rely on additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

We entered into a fifth Securities Purchase Agreement with the Investors on December 17, 2006 for the sale of (i) $900,000 in callable secured convertible notes (the “December 2006 Notes”) and (ii) stock purchase warrants (the “December 2006 Warrants”) to buy 5,000,000 shares of our common stock.

We expect that the funds raised in connection with the May 2007 Securities Purchase Agreement will provide the necessary cash to support operations through the end of end of November, 2007. Since we have not closed on further financing commitments and may need to raise additional funds by the end of the 4th quarter 2007, this condition raises doubt about our ability to continue as a going concern. In the event that the company is unable to build its sales volume, collect current receivables or raise additional funds, we may be unable to continue operations. Additionally, in the event that the Investors invoke their right to terminate additional purchases with 30 days notice during the financing period of the $900,000 detailed above, the Company could find itself without cash to support operations and unable to perform regular business.

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

The current liability Notes payable to stockholders, current portion for $875,000, represents the above Stanford financings, which were due in May 2007, but are currently in default. Determination and settlement of this issue between Sanford and the Company have not been made as of the date of this filing.

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

To date, the Investors purchased $7,531,575 in notes, and received warrants to purchase an aggregate of 15,727,273 shares of the companies stock, in twenty-two different traunches dated June 18, 2004 for $1,500,000, July 21, 2004 for $500,000, October 22, 2004 for $350,000, March 18, 2005 for $650,000, March 31, 2005 for $350,000, May 4, 2005 for $300,000, July 18, 2005 for $282,500, August 30, 2005 for $100,000, October 6, 2005 for $210,000, November 9, 2005 for $150,000, December 31, 2005 for $107,480, February 6, 2006 for $180,000, March 17, 2006 for $250,000, April 12, 2006 for $200,000, on May 12, 2006 for $200,000, on June 8, 2006 for $200,000, on July 12, 2006 for $200,000 and on August 14, 2006 for $150,000, on September 13, 2006 for $150,000, on December 17, 2006 for $250,000, on January 11, 2007 for $150,000, on February 12, 2007 for $150,000, on March 15, 2007 for $150,000, on April 13, 2007 for $150,000, May 11, 2007 for $50,000, May 30, 2007 for $150,000, on June 20, 2007 for $150,000 and on July 25, 2007 for $150,000. On December 20, 2005, the Investors converted $1,297 of the convertible notes into 172,873 shares of common stock. During the year ended December 31, 2006 the investors converted $5,027 of convertible notes into 4,698,600 shares of common stock. During the three months ended June 30, 2007 the investors converted $1,481.20 of convertible notes into 6,235,800 shares of common stock.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Consolidation of Subsidiary Entities Policy

Currently, our Consolidated Financial Statements includes Stronghold Technologies, Inc. a New Jersey corporation and a wholly owned subsidiary of Dealer Advance, Inc., which subsidiary is maintained on a completely segregated basis from the Company, Dealer Advance, Inc. The Company filed for Chapter 7 bankruptcy of this subsidiary on January 25, 2007. The Chapter 7 bankruptcy has yet to be resolved or closed as of the date of this filing, but it is anticipated to be concluded soon. The estimated remaining Stronghold Technologies assets available to liquidate in order to offset liabilities segregated and owed by the subsidiary entity and subject to the bankruptcy that are a part of the consolidated financial statements do not represent a material amount.

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

As of the end of the period covered by this report, our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is engaged in arbitration proceedings with Lenard Berger (the “Claimant”), a former officer, with regard to a claim against the Company’s predecessor, Stronghold Technologies, Inc. a New Jersey corporation and a wholly owned subsidiary of Dealer Advance, Inc. for damages for the Company’s failure to remove a restrictive legend from 437,500 shares of common stock of the Company, additional unpaid salary accrued during his term of employment and pre-judgment interest on all amounts owing to the Claimant. On May 18, 2006, Mr. Berger was awarded the sum of $214,361.52. As of June 30, 2007, a total of $27,030 has been paid against the claim.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To obtain funding for its ongoing operations, we entered into a Securities Purchase Agreement (the “Agreement”) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”) on December 15, 2006 for the sale of (i) $900,000 in callable secured convertible notes (the “Notes”) and (ii) stock purchase warrants (the “Warrants”) to buy 5,000,000 shares of our common stock.

The following closings have occurred under the Agreement:

•	On December 15, 2006, the Investors purchased $250,000 in December 2006 Notes and received December 2006 Warrants to purchase 1,388,500 shares of the Company’s common stock

•	On January 16, 2007 the Investors purchased $150,000 in December 2006 Notes and received December 2006 Warrants to purchase 850,000 shares of the Company’s common stock

•	On February 12, 2007 the Investors purchased $150,000 in December 2006 Notes and received December 2006 Warrants to purchase 850,000 shares of the Company’s common stock

•	On March 15, 2007 the Investors purchased $150,000 in December 2006 Notes and received December 2006 Warrants to purchase 850,000 shares of the Company’s common stock

•	On April 13, 2007 the Investors purchased $150,000 in December 2006 Notes and received December 2006 Warrants to purchase 850,000 shares of the Company’s common stock

•	On May 11, 2007 the Investors purchased $50,000 in December 2006 Notes and received December 2006 Warrants to purchase 283,333 shares of the Company’s common stock

To obtain funding for its ongoing operations, we entered into a Securities Purchase Agreement (the “Agreement”) with the investors on May 25, 2006 for the sale of (i) $900,000 in callable secured convertible notes (the “Notes”) and (ii) stock purchase warrants (the “Warrants”) to buy 5,000,000 shares of our common stock.

The following closings have occurred under the Agreement:

•	On May 30. 2007 the Investors purchased $150,000 in May 2007 Notes and received December 2006 Warrants to purchase 850,000 shares of the Company’s common stock

•	On June 20. 2007 the Investors purchased $150,000 in May 2007 Notes and received December 2006 Warrants to purchase 850,000 shares of the Company’s common stock

•	On July 25. 2007 the Investors purchased $150,000 in May 2007 Notes and received December 2006 Warrants to purchase 850,000 shares of the Company’s common stock

The securities mentioned above were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such securities. All of the above issuances of our securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such securities by us did not involve a public offering. The above listed parties were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the above listed parties had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares and the shares underlying the warrants would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of August, 2007.

DEALERADVANCE, INC.

BY:	/s/ Steven E. Humphries
Name: Steven E. Humphries,
Title: President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ David L. Wange
Name: David L. Wange
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: As of August 17, 2007