Form 10QSB/A
period 2007-06-30
DealerAdvance, Inc.
filed 2007-08-21
CIK 1133598

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

-i-

PART I -   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DealerAdvance, Inc. and Subsidiary
Condensed Consolidated Balance Sheet

June 30, 2007

ASSETS

Current assets
Cash	$81,204
Accounts receivable	36,421
Inventories	0
Notes receivable, related party	39,468
Prepaid expenses	5,334

Total current assets	162,427

Property and equipment, net	4,939

Other assets
Other	1,000

Total other assets	1,000

$168,366

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$460,897
Interest payable, stockholders	1,559,004
Notes payable, stockholders, current portion	875,000
Callable secured convertible notes, current portion	3,640,061
Deferred revenue	29,557
Liquidated damages payable	2,622,159
Accrued expenses and other current liabilities	1,275,232

Total current liabilities	10,461,910

Long-term liabilities
Notes payable, stockholders
Notes payable, stockholders, convertible debt, net of imputed interest of $601,144	205,765
Callable secured convertible notes, less current portion	3,879,454

Total long term liabilities	4,085,219

Commitments and contingencies

Stockholders' deficit
Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125) and preferred stock, Series B, $.0001 par value; 2,444,444 shares authorized, issued and outstanding (aggregate liquidation preference $2,200,000) and preferred stock, Series D, $.01 par value; authorized 10,000 shares authorized, issued and outstanding (aggregate liquidation preference $1,989,200)	545
Common stock, $.0001 par value, authorized 8,500,000,000 shares, 48,207,393 issued and outstanding	5,445
Additional paid-in capital	10,856,138
Accumulated deficit	(25,240,891)

Total stockholders' deficit	(14,378,763)

$168,366

DealerAdvance, Inc. and Subsidiary
Condensed Consolidated Statements of Operations

June 30, 2007

	YTD 2007	2nd Qtr 2007	YTD 2006	2nd Qtr 2006

Sales	$128,097	$68,843	$269,538	$125,809

Cost of sales	22,889	3,691	30,996	15,193

Gross profit	105,208	65,152	238,542	110,616

Selling, general and administrative	1,037,888	529,702	1,219,299	513,678
Research and development	67,690	4,800	-

Loss from operations	(1,000,370)	(469,350)	(980,757)	(403,062)

Interest expense	447,612	229,735	461,394	278,044

Loss from Operations and Extraordinary items	(1,447,982)	(699,085)	(1,442,151)	(681,106)

Dividends	-	-	-	-
Liquidated Damages	630,570	268,675	551,516	281,381

Net loss applicable to common stockholders	$(2,078,552)	$(967,760)	$(1,993,667)	$(962,487)

Basic and diluted loss per common share	$(0.04)	$(0.02)	$(0.07)	$(0.03)

Weighted average number of common shares outstanding	50,643,371	51,200,259	29,284,322	29,317,195

See accompanying notes to condensed consolidated financial statements

DealerAdvance, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

June 30, 2007

Six months ended June 30, 2007	2007	2006

Cash flows from operating activities

Net loss	($2,078,552)	($1,993,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for returns and doubtful accounts		20,000
Depreciation and amortization	10,513	218,015
Interest payable, stockholders	371,916	346,283
Liquidated damages payable	630,572	551,516
Changes in operating assets and liabilities:
Accounts receivable	30,140	(13,425)
Inventories	-	9,050
Prepaid expenses	63,775	20,804
Accounts payable	79,645	(124,477)
Accrued expenses and other current liabilities	2,882	67,272
Deferred Revenue	(64,726)	(128,664)
Other Assets	(21,517)	35,422
Net cash used in operating activities	(975,352)	(991,881)

Adjustments to Common Stock investment	-
Principal repayments of notes payable		(3,891)
Proceeds from notes payable, convertible debt	950,000	1,030,000

Net cash provided by financing activities	950,000	1,026,109

Net increase / (decrease) in cash	(25,352)	34,228

Cash, beginning of period	106,556	67,060

Cash, end of period	$81,204	$101,288

Supplemental disclosure of cash flow information,
Cash paid during the period for interest	-	33,995

Non-cash financing activity
Conversion of amounts due officer to common stock	-	150,000

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It carries forward without change the previous guidance for reporting the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

4.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of $2,078,553 and has negative cash flows from operations of $975,352 for the three months ended June 30, 2007, and has a working capital deficit of $10,299,483 and a stockholders’ deficit of $14,378,764 as of June 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During 2007, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at June 30, 2007:

Accrued expenses and other current liabilities:
Sales Taxes Payable	$106,524
Sales Taxes Payable-Addison,TX	74
Accrued Paid-Time-Off (PTO) Pay	13,854
PR Taxes Payable	388,931
Accrued Employee Compensation	46,135
Accrued Commissions	109,786
Accrued Officer's Compensation	32,000
Other Accrued Expense	478,432
Accrued Interest Other	63,391
IRS Payment Plan	36,107
TOTAL	$1,275,234

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

6.  NOTES PAYABLE, STOCKHOLDERS

At June 30, 2007, notes payable, stockholders consists of the following:

Notes payable, stockholders:
Notes payable interest bearing interest at 8% and due in May 2007	$875,000
Non-interest bearing convertible notes payable, net of interest imputed at 15% per annum of $601,144	205,765
1,080,765
Less: current portion	(875,000)
Long-term portion	$205,765

The convertible notes mature on August 13, 2016 and are convertible at the option of the stockholder at the market price of the company’s common stock on the day of the conversion.

7.  COMMITMENTS AND CONTINGENCIES

Callable Secured Convertible Notes

Callable Secured Convertible Notes
Callable secured convertible notes bear interest at a rate ranging from 8% to 12% (weighted average 10.22%) and are due at various dates from April 2006 to December 15, 2009. The notes are secured by the company's assets	$7,758,908
Less current portion	3,879,454
$3,879,454

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

In 2006 the Company loaned its sole executive officer (at that time), Chief Executive Officer and director, and a company controlled by him, $114,141. During this same period, $68,000 of the loans were repaid. In January and February 2007, the Company loaned an additional $24,050, and during this same period, $18,500 of the loans were repaid. In June 2007 an additional $20,250 of the loans were repaid. In these loans violate Section 402 of the Sarbanes Oxley Act of 2002. As a result, despite the fact that a portion of such loans were repaid, the company and/or the Company’s Chief Executive Officer and director may be subject to fines, sanctions and/or penalties. At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by our company and/or the officer.

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

Our Revenues Moving Forward

Beginning with the 4th Quarter of 2006 the Company’s revenue model changed. Rather than being hardware driven, the Company will became software driven. In April 2007 the Company released it’s new web based platform WebDA™, moving the company from a server based platform operation, thus eliminating the high cost of maintaining inventory and installation costs. Our revenues are now generated from a one-time up-front payment and monthly recurring fees covering software licenses. Our license agreements will be provided in twelve, twenty-four and thirty-six month terms. A $2,500 down payment and a monthly fee of $1,500 over a twelve month term will be booked as revenue at an average annual fee of $20,500, inclusive of the down payment.

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

Revenue

For the quarter ended June 30, 2007, we had revenue of $68,843 compared with revenue of $125,809 for the quarter ended June 30, 2006 for a decrease of 45%. Revenue is generated from software license and system installation, maintenance support and service revenues. Revenues for the three months ended June 30, 2007 and June 30, 2006 are broken down as follows:

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

Cost of Sales

Cost of sales on a percentage basis decreased to 5.36% of revenue for the three months ended June 30, 2007 as compared to 12.08% of revenue for the three months ended June 30, 2006 for a net decrease of 6.72%. The table below shows the Cost of Sales and percentage by category and the comparison in dollars and percentage for the three months ended June 30, 2007 and three months ended June 30, 2006. The decrease in Cost of Sales as a percentage of revenue of -6.72% is primarily attributed to a decrease in labor costs associated with reduced customer support due to improvements in the overall product, reduction of client software & licensing expenses, and use of subcontractors in product development.

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

As of June 30, 2007, the Company had the following financing arrangements:

Debt liability summary table:
Current Debt liabilities
Interest payable, stockholders	$1,559,004
Notes payable, stockholder, current position	875,000
Callable secured convertible notes, current portion	3,640,061
Total debt current liabilities	$6,074,065

Long-term debt liabilities
Notes payable, stockholders, convertible debt, net of deferred interest of $601,144	$205,765
Callable secured convertible notes	3,879,454
Total long-term debt liabilities	$4,085,219

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

The Notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of May 15, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.001 and, therefore, the conversion price for the secured convertible notes was $.00028. Based on this conversion price, the Notes in the amount of $150,000 issued on May 14, 2007 were convertible into 200,000,000 shares of our common stock.

Also, as of July 26, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.001 and, therefore, the conversion price for the secured convertible notes was $.00028. Based on this conversion price, the Notes in the amount of $150,000 issued on July 25, 2007 were convertible into 200,000,000 shares of our common stock.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of August, 2007.

DEALERADVANCE, INC.

BY:
Name: Steven E. Humphries, Title: President and Chief Executive Officer (principal executive officer)

BY:
Name: David L. Wange Title: Chief Financial Officer (principal financial officer)

Dated: As of August 16, 2007