Form 10QSB
period 2007-09-30
DealerAdvance, Inc.
filed 2007-11-16
CIK 1133598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT for the transition period from _______ to _______.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 1, 2007, 100,415,389 shares of the Registrant’s common stock, (par value, $0.0001), were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Transitional Small Business Disclosure Format: (Check One): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DealerAdvance, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
September 30, 2007

ASSETS

Current Assets
Cash	$65,856
Accounts receivable	37,110
Inventories	0
Notes receivable, related party	39,411
Prepaid expenses	47,912

Total current assets	190,289

Property and equipment, net	4,443

Other Assets
Other	1,000

Total Other Assets	1,000

$195,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$491,283
Interest payable, stockholders	1,793,871
Notes payable, stockholders, current portion	875,000
Callable secured convertible notes, current portion	4,014,481
Deferred revenue	10,006
Liquidated damages payable	3,211,306
Accrued expenses and other current liabilities	1,276,690

Total current liabilities	11,672,636

Long-term liabilities
Notes payable, stockholders
Notes payable, stockholders, convertible debt, net of imputed interest of $593,331	213,578
Callable secured convertible notes, less current portion	3,946,954

Total long-term liabilities	4,160,532

Commitments and contingencies

Stockholders' deficit
Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125) and preferred stock, Series B, $.0001 par value; 2,444,444 shares authorized, issued and outstanding (aggregate liquidation preference $2,200,000) and preferred stock, Series D, $.01 par value; authorized 10,000 shares authorized, issued and outstanding (aggregate liquidation preference $1,989,200)	545

Common stock, $.0001 par value, authorized 8,500,000,000 shares, 100,415,389 issued and outstanding	10,042

Additional paid-in capital	10,859,620
Accumulated deficit	(26,507,643)

Total stockholders' deficit	(15,637,436)

$195,732

DealerAdvance, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
September 30, 2007

	YTD 2007	3rd Qtr 2007	YTD 2006	3rd Qtr 2006

Sales	$182,940	$54,843	$380,344	$110,806

Cost of sales	30,095	7,206	56,912	25,915

Gross profit	152,845	47,637	323,432	84,891

Selling, general and administrative	1,522,182	484,294	1,729,660	510,351
Research and development	62,930	(4,760)	-

Loss from operations	(1,432,268)	(431,898)	(1,406,228)	(425,460)

Interest expense	689,499	241,887	693,720	232,326
Bad Debt expense	3,822	3,822	-	-

Loss from Operation	(2,125,588)	(677,606)	(2,099,948)	(657,786)

Liquidated Damages	1,219,717	589,147	867,234	315,718

Net loss applicable to common stockholders	$(3,345,305)	$(1,266,753)	$(2,967,182)	$(973,504)

Basic and diluted loss per common share	$(0.08)	$(0.02)	$(0.08)	$(0.03)

Weighted average number of common shares outstanding	44,313,182	76,899,891	35,031,948	37,927,676

See accompanying notes to condensed consolidated financial statements

DealerAdvance, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

September 30, 2007

Nine months ended September 30, 2007	2007	2006

Cash flows from operating activities

Net loss	($3,345,305)	($2,967,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for returns and doubtful accounts	-	20,000
Depreciation and amortization	11,010	310,462
Interest payable, stockholders	606,783	(58,043)
Liquidated damages payable	1,219,719	867,234
Changes in operating assets and liabilities:
Accounts receivable	30,829	(30,394)
Inventories	-	18,093
Prepaid expenses	21,197	4,711
Accounts payable	110,032	(128,412)
Accrued expenses and other current liabilities	3,474	589,539
Deferred Revenue	(84,277)	(188,009)
Other Assets	(14,162)	31,223
Net cash used in operating activities	(1,440,700)	(1,530,778)

Principal repayments of notes payable	-	-
Proceeds from notes payable, convertible debt	1,400,000	1,530,000

Net cash provided by financing activities	1,400,000	1,530,000

Net increase / (decrease) in cash	(40,700)	(779)

Cash, beginning of period	106,556	67,060

Cash, end of period	$65,856	$66,281

Supplemental disclosure of cash flow information,
Cash paid during the period for interest	-	33,995

Non-cash financing activity

See accompanying notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three month period ended September 30, 2007 is not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

3.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of $3,345,305 and has negative cash flows from operations of $1,440,700, and has a working capital deficit of $11,482,347 and a stockholders’ deficit of $15,637,436 as of September 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During 2007, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at September 30, 2007:

Accrued expenses and other current liabilities:
Sales Taxes Payable	$106,524
Accrued Paid-Time-Off (PTO) Pay	13,903
PR Taxes Payable	395,829
Accrued Employee Compensation	46,135
Accrued Commissions	110,526
Accrued Officer's Compensation	25,845
Other Accrued Expense	478,432
Accrued Interest Other	63,391
IRS Payment Plan	36,107
TOTAL	$1,276,690

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

5.	NOTES PAYABLE, STOCKHOLDERS

At September 30, 2007, notes payable, stockholders consists of the following:

Notes payable, stockholders:
Notes payable interest bearing interest at 8% and due in May 2007	$875,000
Non-interest bearing convertible notes payable, net of interest imputed at 15% per annum of $593,331	213,578
1,088,578
Less: current portion	(875,000)
Long-term portion	$213,578

The 8% interest bearing notes due in May 2007 are currently in default.

The convertible notes mature on August 13, 2016 and are convertible at the option of the stockholder at the market price of the company’s common stock on the day of the conversion.

6.	COMMITMENTS AND CONTINGENCIES

Callable Secured Convertible Notes
Calable secured convertible notes bear interest at a rate ranging from 8% to 12% (weighted average 10.22%) and are due at various dates from April 2006 to December 15, 2009. The notes are secured by the company's assets.	$7,961,435
Less: Current position	4,014,481
$3,946,954

The notes are convertible into our common stock, at the investors’ option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date.

On December 15, 2006 the Company entered into an agreement with a group of investors for the sale of $900,000 of callable secured convertible notes and 5,071,833 common stock purchase warrants. As of September 30, 2007, the Company has sold a total of $750,000 of additional notes, issuing an additional 4,250,000 common stock purchase warrants, for a total of $1,650,000 and issued 9,321,833 warrants.

In October, 2007 the company sold an additional $150,000 of notes and issued 850,000 warrants.

7.	RELATED PARTY TRANSACTIONS

Transactions with Officers and Directors of DealerAdvance, Inc.

The Company and/or the Company’s director and Chief Executive Officer may be subject to fines, sanctions and/or penalties of an indeterminable nature as a result of violations of the Sarbanes Oxley Act of 2002 in connection with loans made to the Chief Executive Officer and director.

In 2006 the Company loaned its sole executive officer (at that time), Chief Executive Officer and director, and a company controlled by him, $114,141. During this same period, $68,000 of the loans were repaid. In January and February 2007, the Company loaned an additional $24,050, and during this same period, $18,500 of the loans were repaid. In June 2007 an additional $20,250 of the loans were repaid. In these loans violate Section 402 of the Sarbanes Oxley Act of 2002. As a result, despite the fact that a portion of such loans were repaid, the company and/or the Company’s Chief Executive Officer and director may be subject to fines, sanctions and/or penalties. At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by our company and/or the officer. The balance of these loans outstanding as of September 30, 2007 are $33,173 related to the Chief Executive Officer and director, and $6,238 related to the company controlled by the Chief Executive Officer and director.

8.	SUBSEQUENT EVENTS

In connection with the callable secured convertible notes (see note 7 above), in October, 2007 the company sold an additional $150,000 of notes and issued 850,000 warrants to purchase common stock.

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

Our Revenues Moving Forward

Beginning with the 4th Quarter of 2006 the Company’s revenue model changed. Rather than being hardware driven, the Company has become software driven. In April 2007 the Company released its new web based platform WebDA™, moving the company from a server based platform operation, thus eliminating the high cost of maintaining inventory and installation costs. Our revenues are now generated from a one-time up-front payment and monthly recurring fees covering software licenses. Our license agreements are provided in twelve, twenty-four and thirty-six month terms. Typically, a $2,500 down payment, booked upon agreement of the contract, and a monthly fee of $1,500 over a twelve month term (these are approximate amounts, since exact amounts are negotiated between the Company and the customer) is booked monthly as revenue at an average annual fee of $20,500, inclusive of the down payment.

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

Our development and operations expenses include costs for software development and the support group, which advises and supports the installations of our Dealer Advance™ clients.

RESEARCH AND DEVELOPMENT

In April 2007, the company released its new web based product, WebDA1.0 with a few added enhancements and moved the product to the web, thus eliminating the high cost of equipment required by the current product. Moving forward, the company’s primary focus is the development of quarterly releases enhancing the new web based product. In July 2007 the company began installing its first new clients on WebDA™. The new product will not feature the hand-held wireless technology offered with DealerAdvance™, however, should a dealer desire the benefit of the technology, it will be provided at an additional cost. Moving forward in subsequent quarters the company will provide new releases which will feature new product enhancements.

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

As part of Mr. Humphries’ operating sales strategy, the Company has split the country into two regions (East and West). The Company hired two Sales Managers; an Eastern Manager serving dealers east of Texas and a California based Western Region Manager serving dealers Texas west. The Regional Managers are all based in DealerAdvances’s Texas offices. Moving forward in the fourth quarter, facilitating the launch of WebDA the company will split the country into three regions (Eastern, Central and Western) and hire additional personnel to help in this strategy. The primary focus of the sales team is to re-establish the Company’s relationships with its remaining customers in an effort to move the customers from the previous product to the new web based product while also and developing new customers.

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND THREE MONTHS ENDED September 30, 2006.

New Client Contracts

From July to September 2007 the company was successful in signing WebDA™ contracts with customers whose contracts had previously expired, representing $288,000 in new business. This revenue will be billed out monthly over the next 12-36 months, which represents the terms of the contracts signed.

Revenue

For the quarter ended September 30, 2007, we had revenue of $54,843 compared with revenue of $110,806 for the quarter ended September 30, 2006 for a decrease of 51%. Revenue is generated from software license and system installation, maintenance support and service revenues. Revenues for the three months ended September 30, 2007 and September 30, 2006 are broken down as follows:

Revenues:	2007	2006	$ Change	% Change
WebDA	$20,550	$0	$20,550
Software license and system installation	1,500	9,720	(8,220)	-85%
Support & maintenance	32,793	97,086	(64,293)	-66%
Services	0	4,000	(4,000)	-100%
Total revenues	$54,843	$110,806	$(55,963)	-51%

New sales of WebDA were $20,550 in the three months ended September 30, 2007. Software license and system installation revenue decreased $8,220 in the three months ended September 30, 2007 as compared to $9,720 in the three months ended June 30, 2006 for a decrease of 85%. The primary reasons for the decrease in revenue can be attributed to cancellation of contracts that reached their termination date for both Software license and system installation and Support & Maintenance.

Although we cannot provide guarantees, we do believe that our revenues will increase dramatically in the upcoming months due to the new “Web DA” product release.

Cost of Sales

Cost of sales on a percentage basis decreased to 13.14% of revenue for the three months ended September 30, 2007 as compared to 20.60% of revenue for the three months ended September 30, 2006 for a net decrease of 7.46%. The table below shows the Cost of Sales and percentage by category and the comparison in dollars and percentage for the three months ended September 30, 2007 and three months ended September 30, 2006. The decrease in Cost of Sales as a percentage of revenue of -7.46% is primarily attributed to a decrease in labor costs associated with reduced customer support due to improvements in the overall product, reduction of client software & licensing expenses, and use of subcontractors in product development.

Cost of Sales:	Q3 2007	Q3 2006	Q3 2007	Q3 2006
	Dollars	Dollars	% of Revenues	% of Revenues	% Change
Hardware components	$3,437	$7,350	48%	28%	19%
Client software & licensing	2,000	6,022	28%	23%	5%
Distribution fees	0	951	0%	4%	-4%
Subcontractors	0	875	0%	3%	-3%
Misc. installation costs	274	0	4%	0%	4%
Installations/travel	0	0	0%	0%	0%
Repairs	0	0	0%	0%	0%
Shipping	170	0	2%	0%	2%
Labor	1,325	1,675	18%	6%	12%
Inventory adjustment	0	9,043	0%	35%	-35%
Total cost of sales	$7,206	$25,916
Total cost of sales % of revenue	13.14%	20.60%			-7.46%

Gross Profits

We generated $47,637 in gross profits from sales for the quarter ended September 30, 2007, which was a decrease of $37,254 from the quarter ended September 30, 2006, when we generated $84,891 in gross profits. Our gross profit margin percentage increased by 10.05% in the quarter ended September 30, 2007 to 86.66%. The increase in gross profit is primarily attributable to the renewal of monthly recurring maintenance revenue due to the expiration and renewal of service and support contracts during the period September 30, 2006 to September 30, 2007, as well as increased sales in the new WebDA product.

Selling, General and Administrative Expenses

Total Selling, General and Administrative expenses in the quarter ended September 30, 2007 were $484,294, a decrease of 5.4% or $26,057 from the quarter ended September 30, 2006 of $510,351. The decrease in expense is attributable to a more efficient application of resources and re-alignment of personnel to enhance greater efficiencies.

Our research and development expense decreased from nil in the quarter ended September 30, 2006 to a credit balance of $4,760 in the quarter ended September 30, 2007, although it has experienced and overall increase for 2007. The overall increase is directly attributable to the development of our new WebDA™ product, but the decrease for the 3rd Quarter 2007 was primarily due to the crediting of a duplicate invoice entered in the 1st Quarter 2007 for contract consulting work done related to the development of the WebDA™ product.

Our interest and penalty expense increased from $232,326 in the quarter ended September 30, 2006 to $241,887 in the quarter ended September 30, 2007.This increase of $9,561 is primarily due to interest expense attributed to the Convertible Notes. Liquidated damages associated with the Convertible Notes increased from $351,718 in the quarter ended September 30, 2006 to $589,147 in the quarter ended September 30, 2007. The $273,429 increase is due to an approximate $2.9 million increase in Convertible Notes issued and subject to liquidated damages during the period September 30, 2006 through September 30, 2007.

During the quarter ended June 30, 2007, the Company contracted with two independent firms for financial consulting services which accounted for approximately $38,000 of the Selling, General and Administration Expenses for the quarter. Both of these firms have advised the Company regarding investment relations and other management and marketing techniques ostensibly to increase business revenues.

Operating Loss

The Company’s operating losses increased by $6,438 in comparing the quarter ended September 30, 2007 to the quarter ended September 30, 2006, which were $431,898 and $425,460, respectively.

Net Loss

We had a net loss from operations of $677,606 for the quarter ended September 30, 2007 compared to $657,786 for the quarter ended September 30, 2006, resulting in an increase in net losses of $19,820. This increase in net losses of 3.01% is primarily attributable to a decrease in sales. Comparing the quarter ended September 30, 2006 to the quarter ended September 30, 2007, liquidated damages were $589,147,381 and $315,718, respectively.

Our loss per share was $0.02 with a weighted average of 76,899,891 shares outstanding in the quarter ended September 30, 2007 as compared to $0.03 loss per share in the quarter ended September 30, 2006 with a weighted average of 37,927,676 shares outstanding.

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

Liquidity and Capital Resources

Overview

As of September 30, 2007, our cash balance was $65,856. We had a net loss of $1,266,753 for the quarter ended September 30, 2007. We had a net operating loss of approximately $20,000,000 for the period from May 17, 2002 through September 30, 2007 to offset future taxable income. Losses incurred prior to May 17, 2002 were passed directly to the shareholders and, therefore, are not included in the loss carry-forward. There can be no assurance, however, that we will be able to take advantage of any or all tax loss carry-forwards, in future fiscal years. Our accounts receivable as of September 30, 2007 was $37,110, and $53,831 as of the quarter ended September 30, 2006 less allowance for returns of $80,000. The reason for the decrease in accounts receivable of $16,721 as of September 30, 2007 from September 30, 2006 was due to a relative difference in revenues. Accounts receivable balances represent amounts owed to us for maintenance and support and new sales of the WebDA product.

As of September 30, 2007, the Company had the following financing arrangements:

Debt liability summary table:
Current Debt liabilities
Interest payable, stockholders	$1,793,871
Notes payable, stockholder, current position	875,000
Callable secured convertible notes, current portion	4,014,481
Total debt current liabilities	$6,683,352

Long-term debt liabilities
Notes payable, stockholders, convertible debt, net of deferred interest of $601,144	$213,578
Callable secured convertible notes	3,946,954
Total long-term debt liabilities	$4,160,532

Financing Needs

To date, we have not generated revenues in excess of our operating expenses. We have not been profitable since our inception; we expect to incur additional operating losses in the future and will require additional financing to continue the development and commercialization of our technology. We have incurred a net loss of approximately $3,350,000 and have negative cash flows from operations of approximately $1,267,000 for the three months ended September 30, 2007, and have a working capital deficit of approximately $11,482,000 and a stockholders’ deficit of approximately $15,637,000 as of September 30, 2007. These conditions raise substantial doubt about our ability to continue as a going concern. During 2007, our management will rely on additional capital to fund its future operations. If we are unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and we may be unable to continue our operations.

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

On September 12, 2007, the Company revised the repayment schedule to Mr. Carey on the remaining balance owed to him as of that date, or $28,000, as follows: $2,155 per month on the twentieth day of each month (commencing on September 20, 2007) until such time as $28,000 has been paid in full (13 months), with a final thirteenth payment of $2,140.

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

The current liability Notes payable to stockholders, current portion for $875,000, represents the above Stanford financings, which were due in May 2007, but are currently in default. Subsequently, communication between the Company and Stanford have been initiated by the Company regarding this issue, but determination and settlement of this issue between Stanford and the Company have not been made as of the date of this filing.

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

To date, the Investors purchased $7,531,575 in notes, and received warrants to purchase an aggregate of 15,727,273 shares of the companies stock, in twenty-two different traunches dated June 18, 2004 for $1,500,000, July 21, 2004 for $500,000, October 22, 2004 for $350,000, March 18, 2005 for $650,000, March 31, 2005 for $350,000, May 4, 2005 for $300,000, July 18, 2005 for $282,500, August 30, 2005 for $100,000, October 6, 2005 for $210,000, November 9, 2005 for $150,000, December 31, 2005 for $107,480, February 6, 2006 for $180,000, March 17, 2006 for $250,000, April 12, 2006 for $200,000, on May 12, 2006 for $200,000, on June 8, 2006 for $200,000, on July 12, 2006 for $200,000 and on August 14, 2006 for $150,000, on September 13, 2006 for $150,000, on December 17, 2006 for $250,000, on January 11, 2007 for $150,000, on February 12, 2007 for $150,000, on March 15, 2007 for $150,000, on April 13, 2007 for $150,000, May 11, 2007 for $50,000, May 30, 2007 for $150,000, on June 20, 2007 for $150,000, on July 25, 2007 for $150,000, on August 10, 2007 for $150,000, and September 17, 2007 for $150,000. On December 20, 2005, the Investors converted $1,297 of the convertible notes into 172,873 shares of common stock. During the year ended December 31, 2006 the investors converted $5,027 of convertible notes into 4,698,600 shares of common stock. During the three months ended June 30, 2007 the investors converted $1,481.20 of convertible notes into 6,235,800 shares of common stock. During the three months ended September 30, 2007 the investors converted $8,079.84 of convertible notes into 45,972,196 shares of common stock.

The Notes bear interest at a rate ranging from 8% to 15%, mature three years from the date of issuance, and are convertible into our common stock, at the Investors' option, at the lower of (i) the Fixed Conversion Price of $.05 or (ii) 75% of the average of the three lowest intraday trading prices for the Company's common stock during the 20 trading days before, but not including, the conversion date. The Company may prepay the Notes in the event that no event of default exists, and there are a sufficient number of shares available for conversion of the Notes. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to the consolidated financial statements include a summary of significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC requires all companies to include a discussion which addresses, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

Revenue Recognition Policy

Under the new revenue model, the Company will book revenue upon contract consummation, as an initial payment is due upon execution of the Agreement, and as revenue is earned per month. The contract terms are for twelve, twenty-four and thirty-six month terms at an average monthly fee of $1,500. Additional fees may be charged to clients and collected by the company for training, and wireless and other technology as required.

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

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is engaged in arbitration proceedings with Lenard Berger (the “Claimant”), a former officer, with regard to a claim against the Company’s predecessor, Stronghold Technologies, Inc. a New Jersey corporation and a wholly owned subsidiary of Dealer Advance, Inc. for damages for the Company’s failure to remove a restrictive legend from 437,500 shares of common stock of the Company, additional unpaid salary accrued during his term of employment and pre-judgment interest on all amounts owing to the Claimant. On May 18, 2006, Mr. Berger was awarded the sum of $214,361.52. As of September 30, 2007, a total of $27,030 has been paid against the claim.

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

The following closings have occurred under the Agreement:

o	On December 15, 2006, the Investors purchased $250,000 in December 2006 Notes and received December 2006 Warrants to purchase 1,388,500 shares of the Company’s common stock
o	On January 16, 2007 the Investors purchased $150,000 in December 2006 Notes and received December 2006 Warrants to purchase 850,000 shares of the Company’s common stock
o	On February 12, 2007 the Investors purchased $150,000 in December 2006 Notes and received December 2006 Warrants to purchase 850,000 shares of the Company’s common stock
o	On March 15, 2007 the Investors purchased $150,000 in December 2006 Notes and received December 2006 Warrants to purchase 850,000 shares of the Company’s common stock
o	On April 13, 2007 the Investors purchased $150,000 in December 2006 Notes and received December 2006 Warrants to purchase 850,000 shares of the Company’s common stock
o	On May 11, 2007 the Investors purchased $50,000 in December 2006 Notes and received December 2006 Warrants to purchase 283,333 shares of the Company’s common stock

To obtain funding for its ongoing operations, we entered into a Securities Purchase Agreement (the “Agreement”) with the investors on May 25, 2006 for the sale of (i) $900,000 in callable secured convertible notes (the “Notes”) and (ii) stock purchase warrants (the “Warrants”) to buy 5,000,000 shares of our common stock.

The following closings have occurred under the Agreement:

o	On May 30. 2007 the Investors purchased $150,000 in May 2007 Notes and received May 2007 Warrants to purchase 850,000 shares of the Company’s common stock
o	On June 20. 2007 the Investors purchased $150,000 in May 2007 Notes and received May 2007 Warrants to purchase 850,000 shares of the Company’s common stock
o	On July 25. 2007 the Investors purchased $150,000 in May 2007 Notes and received May 2007 Warrants to purchase 850,000 shares of the Company’s common stock
o	On August 31. 2007 the Investors purchased $150,000 in May 2007 Notes and received May 2007 Warrants to purchase 850,000 shares of the Company’s common stock
o	On September 21. 2007 the Investors purchased $150,000 in May 2007 Notes and received May 2007 Warrants to purchase 850,000 shares of the Company’s common stock
o	On October 11. 2007 the Investors purchased $150,000 in May 2007 Notes and received May 2007 Warrants to purchase 850,000 shares of the Company’s common stock

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

The Notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of September 21, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.001 and, therefore, the conversion price for the secured convertible notes was $.00017. Based on this conversion price, the Notes in the amount of $150,000 issued on September 21, 2007 were convertible into approximately 882,353,000 shares of our common stock.

Also, as of October 11, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.001 and, therefore, the conversion price for the secured convertible notes was $.00013. Based on this conversion price, the Notes in the amount of $150,000 issued on October 11, 2007 were convertible into approximately 1,153,846,000 shares of our common stock.

We may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the callable secured convertible. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November, 2007.

DEALERADVANCE, INC.

BY:	/s/ Steven E. Humphries
Name:	Steven E. Humphries,
Title:	President and Chief Executive Officer (principal executive officer)

BY:	/s/ David L. Wange
Name:	David L. Wange
Title:	Chief Financial Officer (principal financial officer)

Dated: As of November 14, 2007