Form 10-K
period 2007-12-31
DealerAdvance, Inc.
filed 2008-04-17
CIK 1133598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

Commission File Number 333-54822

DEALERADVANCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5717448
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

1801 Addison Road, Suite 310, Addison, TX	75001
(Address of Principal Executive offices)	(Zip Code)

Registrant's telephone number, including area code: (214) 866-0606

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer ☐ Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,726,354 as of June 30, 2007.

Number of shares outstanding of issuer’s Common Stock, no par value outstanding as of March 28, 2008: 490,824,656

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 414(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

TABLE OF CONTENTS
(Omits inapplicable items)

PART I
Item 1.	Business	3
Item 2.	Property	4
Item 3.	Legal Proceedings	4
PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	5
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 8.	Financial Statements and Supplementary Data	8
Item 9A.	Controls and Procedures	8

PART III
Item 10.	Directors and Executive Officers; Corporate Governance	10
Item 11.	Executive Compensation	11
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
Item 13.	Certain Relationships and Related Transactions and Director Independence	14
Item 14.	Principal Accountant Fees and Services	16

PART IV
Item 15.	Exhibits and Financial Statement Schedules	17

We want to provide you with more meaningful and useful information. This Annual Report on Form 10-K contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Wherever possible, we have tried to identify these forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

Item 1. Business.

We design, develop, market, sell and install a web-based application software and database system that manages the auto dealer-customer relationship. In January 2007, we announced the launch of Web DA™, our new web-based version of our DealerAdvance™ software for conventional desktop or laptop computers. To become more competitive in the marketplace, we began the development of a version of Web DA™ for small hand-held ultra-mobile personal computers (“UMPC’s”) in March 2007. This product, introduced in March of this year, will enable any car salesperson to complete the entire sales process from virtually anywhere using any popular UMPC. We are developing our new release, Web DA™ 1.5 for introduction later this year that incorporates additional features and benefits to the customer.

Our headquarters in Addison, Texas (near Dallas) houses our executive management, financial accounting, software development/technical support, and marketing and sales operations. We have ten employees: our chief executive officer, our chief financial officer, our chief information officer and two other employees in software development/technical support, and five in sales and administration, including our vice president of sales and marketing. All are full-time employees.

Our suite of Customer Relationship Management ("CRM") software assists auto dealerships in collecting customer contact information, follow-up on sales prospects, and finalizing sales. Web DA™ affords dealerships a quick turn on, easy to use, cost effective and accessible CRM system. The software will allow dealerships to run programs without a significant investment in new hardware, which was required with our former product. Now, with the new web based technology, users can access Web DA™ on any Microsoft™ Windows Vista Home Premium™ based UMPC from anywhere where there is an Internet connection at anytime.

CRM is a customer-centric business strategy with the goal of maximizing profitability, revenue, and customer satisfaction. To support this strategy, a dealer must capture, store and analyze both customer and internal process information. Many auto dealerships still rely on a paper-based process to capture prospects and track progress towards the sale. This is difficult to manage due to high turnover and the lack of certain skills in the typical sales force. Such a process does not provide management with adequate tools to determine how many prospects have been generated and whether they are receiving follow-up after leaving the dealership. Our software prompts the salesperson to capture more information about each prospect and advises them of the appropriate follow up, and when a customer is ready to purchase a vehicle, the system aids the dealership in completing the sale through features such as inventory search and forms printing. Management is able to view dealership traffic in real-time, by salesperson, and can easily pinpoint deficiencies in the capture and follow up process.

Web DA™ allows automobile dealers to capture a customer's contact and vehicle information, purchasing requirements, and gives dealership personnel the ability to search inventory at multiple locations in their Dealer Management System, to locate a vehicle in stock, and print out the necessary forms to complete a sale or lease. Through the integrated CRM application, the system sends detailed tasks for prospect and customer follow-up on a sales and management level that increase the likelihood that a customer will become a repeat customer. Web DA™ administrators can produce activity and scoreboard reports to measure compliance and dealership data. The software allows sales professionals to capture customer leads quickly, improve customer follow-up, and reduce administrative costs.

In addition, we host a web application software system that enables users to securely access the system from any web browser after being granted an account with a username and password. All data that is entered onto the application is archived and easily retrieved from the database that we also host as part of the product offering. All client data is protected and is only accessible by their selected staff members. Additionally we provide a driver’s license scanning station for easy capture of client data.

We estimate that the market for our CRM software to be approximately 20,000 dealerships. Our competitors include the ADP Dealer Services division of Automatic Data Processing, Inc., The Cobalt Group, AutoManager, and Autobase, Inc., among others. These companies all possess financial, technological and human resources far greater than ours, as well as established reputations, that afford them a substantial competitive advantage. We believe, without assurance, that our unique proprietary technology and design features can enable us to become competitive in the marketplace.

Customers pay a one-time initial payment and monthly recurring license fees for either a one, two or three year term. Each installation is expected to generate approximately $20,000 per year in revenue. We have thirteen customers, including eleven Web DA™ customers. Additional Web DA™ installations are pending. At the end of 2006, we had 32 customers, a decline from 83 at the end of 2005. These declines resulted from non-renewal of expired contracts for our old non-web based product.

We are attempting to capture the critical mass necessary to quickly ramp up our sales. As a result of contacts we made at the 2008 National Auto Dealers Convention and Exposition in San Francisco in February 2008 we are extending our internal sales force with other distribution arrangements. Since then, we have added a non-exclusive sales representative in Arizona, Colorado, Indiana, Michigan, New Mexico and Ohio and we added a non-exclusive North American sales representative. We are also negotiating a proposed agreement pending with a software developer in Calgary, Alberta, to bundle Web DA™ with its inventory systems for auto dealers.

We have a trademark for DealerAdvance™ and have one patent pending covering the system for management of information flow in automotive dealerships using hand held technology.

We were incorporated in Nevada in 2000. Until 2006, we had a wholly owned subsidiary, Stronghold Technologies, Inc., a New Jersey Corporation, that developed hand held wireless technology for the automotive dealer market. The subsidiary’s business was unsuccessful, it ceased operations and filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code. The assets of the subsidiary were liquidated, and its debts discharged, including all court judgments and an arbitration award. The bankruptcy case was closed on January 29, 2008.

Item 1A. Risk Factors.

No Applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

We sublease our offices and equipment on a month-to-month basis for $6,750 per month under a turnkey arrangement with a limited liability company owned and controlled by our Chief Executive Officer and our Vice President - Marketing and Sales. See Item 13. Certain Relationships and Related Transactions and Director Independence - Transactions with Directors, Officers and Principal Shareholders.

Item 3. Legal Proceedings.

There are no material pending legal proceedings against us, and no material pending legal proceedings known to be contemplated by governmental authorities.

Item 4. Submission of Matters to a Vote of Security Holders.

None.
PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

Market Prices, Number of Shareholders and Dividends

Our Common Stock is traded on the OTC Bulletin Board under the symbol "DLAV". The following table sets forth the high and low bid prices of our Common Stock, as reported by the OTCBB for each quarter since January 1, 2006, per Bloomberg.com.

		Bid Price
Year	Quarter	High	Low
2008	First	$.00431	$.001
	Second (though April 12, 2008)	$.00131	$.001
2007	First	$.009	$.001
	Second	$.006	$.0005
	Third	$.00381	$.0005
	Fourth	$.029	$.0005
2006	First	$.230	$.002
	Second	$.025	$.011
	Third	$.015	$.004
	Fourth	$.013	$.00119

We have approximately 90 shareholders of record and an unknown number that hold shares in street name.

No dividends were declared since December 31, 2006. We presently intend to retain our earnings to fund development of our business. Decisions concerning dividend payments in the future will depend on income and cash requirements. Holders of common stock are entitled to receive such dividends as may be declared by our board of directors. There are no contractual restrictions on our ability to pay dividends to our shareholders.

Securities authorized for issuance under equity compensation plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending December 31, 2007.

Equity Compensation Plan Information

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected in
	and rights	warrants and rights	column (a)
Plan category	(a)	(b)	(c)
Equity compensation
plans approved by	24,000,000	N/A	4,000,000
security holders
Equity compensation
plans not approved	-0-	N/A	N/A
by security holders
Total	24,000,000	N/A	-0-

Figures in the table refer to our 2007 Incentive Stock Plan and 2007-2 Incentive Stock Plan, under which 20,000,000 shares of Common Stock have been issued pursuant to stock awards aggregating 18,000,000 shares and the exercise of 2,000,000 options. Please refer to Item 11. Executive Compensation - Equity Compensation Plans, for additional information regarding up to 50,000,000 shares authorized for issuance under our 2008 Stock Award Plan, of which 11,800,000 shares have been issued in 2008 pursuant to stock awards, and 38,200,000 shares remain available for future issuance, and 75,000,000 shares awarded in 2008 to our chief executive officer. Our shareholders have not approved the 2008 Stock Award Plan.

In 2008 we also issued 25,000,000 shares issued for legal services and 50,000,000 shares for business development consulting services in the first quarter of 2008 to two consultants under equity compensation plans that were not approved by security holders. There are no shares remaining to be issued under these plans.

Recent Sales of Unregistered Securities

In 2007 we issued 1,437,392 shares of Common Stock to an investor upon the conversion of Class D Convertible Preferred Stock that he held.

As of April 2, 2008, we have issued 5,971,541 shares of Common Stock to two investors upon the conversion of Class D Convertible Preferred Stock that they held, and 75,000,000 shares for services to our Chief Executive Officer as described in Item 11. Executive Compensation - Compensation and Other Employment-Related Agreements with Management.

Since December 2006 we sold additional convertible notes and warrants to certain purchasers in the transactions described incertain Relationships and Related Transactions and Director Independence - Securities Purchase Agreements.

We relied on the exemptions form registration afforded by Section (2) of the Securities Act of 1933 and Rule 506 of Regulation D of the General Rules and Regulations thereunder for the sales of shares to investors and the sale of the convertible notes and warrants and the shares issued to pay debt and for services. We complied with the manner of sale, access to information and investor accreditation requirements of such exemptions.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation for 2008

Our operating activities have not yet generated a positive cash flow. We do not expect that they will generate a positive cash flow by the end of 2008 because our expenses far exceed sales. We will require financing in excess of $1,500,000 from external sources in 2008 in order to be able to continue in operation as a going concern and we would like to obtain additional financing for a proposed acquisition of a software company to complement our operations. There can be no assurance that we can attract financing in order to fulfill our requirements.

In 2004, we entered into an agreement that has to date provided $9,604,807 from the sale of convertible notes to an investment group. The proceeds were used to develop our previous product, our new web-based software, and as working capital for operating expenses and accounts payable. We do not expect the investment group to provide additional financing. As of April 2, 2008, the investment group has converted to stock $102,777 of the notes. The aggregate outstanding principal amount of the remaining convertible notes was $9,502,030 as of that date. We believe without assurance that the investment group will continue to convert the rest of the notes to stock. However, the rate of conversion has slowed as a result of the decrease in our stock price, to which the rate of conversion is tied. It is not likely that all of the remaining debt will be converted. Certain notes are past due and in technical default.

In the second half of 2006, we relocated to our present officers and new executive, financial and sales management was installed. We redirected our development and marketing efforts to our new web-based application software for conventional desktop and laptop computers and, beginning in March 2007, to UMPC’s. For that purpose, we added a Chief Information Officer, a development and technical support staff, and a marketing and sales staff. That increased our selling, general and administrative expenses. Notwithstanding these changes, there has been a decline in sales. Web DA™ has not yet achieved broad market acceptance, although we expect that it will in 2008-9. We believe, without assurance, that we are gaining position with the appropriate product, marketing network and approach, management, and other personnel to attain a niche in the CRM software market for auto dealers. Given our vulnerable financial condition, there can be no assurance that during this turnaround we can retain our key personnel , implement our business plan and become profitable.

Our plan of operation for the remainder of fiscal 2008 is as follows:

To increase sales of Web DA™, in part by supplementing our internal sales force with outside distribution arrangements;

To complete development of Web DA™ 1.5 for release;

To acquire other complimentary softare companies; and,

To obtain additional debt and equity financing to fund our working capital deficiency.

To date our operations have not been self-sustaining. Additional liquidity and capital resources will be necessary to defray our ongoing expenses that have risen significantly, while revenue decreased in 2007 and for the year to date. In the event we are unable to refinance our indebtedness, obtain additional liquidity through the sale of additional convertible notes or stock, and, ultimately, to repay, refinance or restructure our indebtedness, we may have to file for protection under the federal bankruptcy laws and we may be unable to continue in operation as a going concern.

Our independent registered public accounting firm issued a report to the effect that certain conditions raise substantial doubt about our ability to continue as a going concern because we incurred recurring losses and had substantial working capital and stockholder’s deficits and negative cash flow from operations. We continue to have net losses. Should we be unable to implement our plan of operation, our expansion plans may be curtailed, and we may not be able to continue in operation.

Financial condition at December 31, 2006 and 2007

December 31, 2007. Stockholders’ deficit was $16,950,266 and we had a working capital deficiency of $12,216,247. Principal sources of liquidity in 2007 included net proceeds of $1,950,000 from the sale of convertible notes and $197,524 in gross profit from operations.

December 31, 2006. Stockholders’ deficit was $12,304,159 and working capital deficiency was $7,898,243. Principal sources of liquidity in 2006 included the sale of $2,080,000 in convertible notes and $408,141 in gross profit from operations.

Results of operations - December 31, 2006 and 2007

Loss from operations decreased to $2,095,157 in 2007 from $2,109,242 in 2006 as a result of decreased revenue and increases in general and administrative expenses. Revenue decreased to $232,079 in 2007 from $479,474 in 2006. The expiration of contracts for our old non-web based system accounted for most of the decrease. Selling, general and administrative expenses decreased to $2,226,751 in 2007 from $2,517,383 in 2006. We incurred research and development expense of $65,930 in 2007, we did not have this expense in 2006.

Interest expense increased to $944,128 in 2007 from $911,721 in 2006. Interest expense resulted mainly from the issuance of additional convertible notes and the conversion of convertible notes. Overall net loss increased from $4,443,627 in 2006 to $4,722,436 in 2007 as a result of the increase in loss from operations and the increase in interest expense.

Results of operations - December 31, 2005 and 2006

Loss from operations remained approximately the same: $2,109,242 in 2006 from $2,113,579 in 2005 as a result of decreased general and administrative expenses that offset decreased revenue. Revenue decreased to $479,474 in 2006 from $943,735 in 2005. The expiration of contracts for our old non-web based system accounted for most of the decrease. Selling, general and administrative expenses decreased to $2,517,383 in 2006 from $2,732,954 in 2005. We incurred no research and development expenses in either 2005 or 2006.

Interest expense increased to $911,721 from $747,383. Interest expense resulted mainly from the issuance of additional convertible notes and the conversion of convertible notes. Overall net loss increased from 3,632,448 in 2005 to $4,443,627 in 2006 as a result of the increase in loss from operations and the increase in interest expense.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Attached to this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Financial Statement Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures, which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control - Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting.  This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

By the Board of Directors /s/ Steven E. Humphries Steven E. Humphries, Director

Item 9(B). Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers; Corporate Governance

Name	Age	Positions
Steven E. Humphries	55	Chief Executive Officer, Treasurer and Director
David L. Wange	48	Chief Financial Officer and Secretary
David T. Scaturro	56	Vice President Marketing and Sales
Rajneesh K. Sharma	37	Chief Information Officer

Our Board of Directors is comprised of one director of one class. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. The following is a brief description of the background and experience of our director and officers.

Steven E. Humphries has been Chief Executive Officer, Treasurer and Director since August 2006. During his thirty-year career in the broadcast industry, Mr. Humphries gained extensive executive experience and has started, managed, operated, and consulted with numerous radio stations and broadcast groups, specializing in Spanish language programming. He has been the chief executive officer and owner of Humphries Marketing Group, LLC (“HMG”), a full-service automotive boutique advertising agency he founded in 2003. He attended the University of Oklahoma from 1970 through 1971.

David L.Wange has been Chief Financial Officer since May 2007. Prior thereto he was a consultant in Dallas, Texas, specializing in Sarbanes-Oxley Act and audit consulting. His clients included brokerage firms, private equity firms, retail merchandizing, certified public accounting firms, and a major consulting firm. From 2003 through 2005, Mr. Wange was an account executive for RHMHR, Inc., a Dallas consulting firm. He has been a certified public accountant in Texas since 1996, and holds a Master of Science in Accounting from the University of Texas at Dallas, a Master of Arts in Biblical Studies from Dallas Theological Seminary, and a Bachelor of Science in Economics from Texas A&M University.

David T. Scaturro has been Vice President Marketing and Sales since July 2007. He has been the chief operating officer and co-owner with Mr. Humphries of HMG since 2004. From 1992 through 2003, Mr. Scaturro was employed by Infinity Broadcasting, Dallas, Texas, as general sales manager for various stations. He attended Southern Illinois University, Edwardsville from 1970 through 1972.

Rajneesh K. Sharma has been Chief Information Officer since July 2007 and has headed our software development and technical support team since June 2006. Since 1999, he has been employed as a software architect and developer with several companies. Mr. Sharma earned a Bachelor of Science in Electrical Engineering and Software from Cogswell Polytechnic in Sunnyvale, California in 2004.

Committees of the Board of Directors

Audit Committee. We have no audit committee of the Board of Directors. We are exempt from the Securities and Exchange Commission requirements for a separate audit committee.

No Compensation Committee. We have no compensation committee of the Board of Directors. The entire board acts as our compensation committee. Transactions between Mr. Humphries, HMG, and us are not conducted at arm's-length. These include their compensation arrangements set forth in Item 11. Executive Compensation and the transactions set forth in Item 13. Certain Relationships and Related Transactions and Director Independence below. Mr. Humphries, without any independent authorization, review or oversight sets the terms of these arrangements and transactions. There can be no assurance that the terms thereof are comparable to those that would be negotiated at arm's-length or otherwise fair and reasonable, despite the good faith belief of Mr. Humphries that they are.

Meetings of Directors

There were no formal meetings of the Board of Directors and no formal meeting of committees thereof in 2007. The board acted by unanimous consent five times in 2007. We have adopted a policy that all directors must attend the annual meeting of directors following the shareholders meeting and two-thirds of all other meetings of directors.

Codes of Ethics

During 2008, we adopted a Code of Business Conduct and Ethics that addresses, among other things, conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and use of company assets, compliance with laws (including insider trading laws), and reporting of unethical behavior. The Code of Business Conduct and Ethics is applicable to our directors, officers and all employees.

In addition, we have adopted a Finance Code of Ethics that requires honest and ethical business conduct, full, accurate and timely financial disclosures, compliance with all laws, rules and regulations governing our business, and prompt internal reporting of any violations of the code. The Finance Code of Ethics is applicable to our Chief Executive Officer, Chief Financial Officer, Controller (there is no Controller at this time) and all finance employees. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to or waiver of the Code of Ethics with respect to our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions, by posting such information on our website.

Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers failed to file on a timely basis reports required by Section 16(a), including Forms 3, 4 and 5 during the three most recent fiscal years and the year to date. With respect to Mr. Humphries there were seven late reports covering four transactions that were not reported on a timely basis. With respect to Mr. Wange, there were three late reports covering one transaction that was not reported on a timely basis. With respect to Mr. Scaturro, there were four late reports covering three transactions that were not reported on a timely basis. With respect to Mr. Sharma, there were four late reports covering two transactions that were not reported on a timely basis. As of the date hereof, all reports required by Section 16(a) have been filed and are available on our web site www.dealeradvance.com.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation paid to management during the 2006 through 2007 fiscal years:

	Annual Compensation			Long Term Compensation
Name and			Other annual				All other
principal			compensation				compensation
position	Year	Salary ($)	($)*	Awards		Payouts	($)
				Restricted	Securities	LTIP
				stock	underlying	payouts
				award(s)	options/SAR	($)
				($)	(#)
Steven E. Humphries,	2007	$115,000	$20,000	$84,400	-0-	$-0-	$-0-
Chief Executive Officer,	2006	$-0-	$-0-	$-0-	666,667	$-0-	$-0-
Treasurer and Director
David L. Wange, Chief	2007	$47,588	$10,500	$-0-	-0-	$-0-	$-0-
Financial Officer and	2006	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
Secretary
David T. Scaturro, Vice	2007	$45,000	$1,500	$-0-	-0-	$-0-	$-0-
President Marketing and	2006	$-0-	-0-	-0-	666,667	$-0-	$-0-
Sales
Rajneesh K. Sharma,	2007	$126,550	$1,500	$-0-	-0-	$-0-	$-0-
Chief Information Officer	2006	$50,726	-0-	-0-	666,667	$-0-	$-0-

* Consists of cash bonuses.

Equity Compensation Plan Information

On March 4, 2008, the Board of Directors adopted the 2008 Stock Award Plan (the " Plan") to provide incentive compensation to employees, directors, officers and others who serve us. The Plan provides for the granting of up to 50,000,000 shares of Common Stock to our personnel on such terms as the directors may determine. The directors may amend the Plan. As of the date hereof, we have granted stock awards for 11,800,000 shares. The Stock Award Plan supercedes all of our previous stock option plans. The directors terminated the 2007 Incentive Stock Plan effective December 31, 2008.

Option Grants to Management in 2007

There were no option grants to management during 2007.

Option Exercises and Year-End Values

The following table sets forth certain values with respect to stock options exercised and held by management at the end of 2007:

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options/SAR’s at	Options/SAR’s
	Share Acquired		FY-end (#)	at FY-end (S)
	on	Value	Exercisable/	Exercisable/
Name	Exercise (#)	Realized	Unexercisable	Unexercisable
Steven E. Humphries,	-0-	N/A	666,667	$2,000
Chief Executive
Officer, President
and Director
David L. Wange,	-0-	N/A	-0-	N/A
Chief Financial
Officer and Secretary
David T. Scaturro,	-0-	N/A	666,667	$2,000
Vice President
Marketing and Sales
Rajneesh K. Sharma,	-0-	N/A	666,667	$2,000
Chief Information
Officer

Each of these options was exercised for $2,000 in January 2008.

Employment and Other Compensation-Related Agreements with Management

On November 20, 2007, Mr. Humphries was issued 5,000,000 shares of Common Stock in consideration of services rendered valued at $84,400. On March 4, 2008, Mr. Humphries was issued 25,000,000 shares of Common Stock in consideration for services rendered valued at $50,000. On April 4, 2008, Mr. Humphries was issued 50,000,000 shares in consideration of services rendered valued at $56,000. Mr. Humphries’ current salary is $20,000 per month.

On March 4, 2008, Mr. Wange was issued 2,000,000 shares of Common Stock in consideration for services rendered valued at $4,000. On April 4, 2008, Mr. Wange was issued 5,000,000 shares in consideration of services rendered valued at $5,600. Mr. Wage’s current salary is $10,000 per month.

The current annual salary of Mr. Scaturro is $60,000. On March 4, 2008, Mr. Scaturro was issued 1,000,000 shares of Common Stock in consideration for services rendered valued at $2,000. On April 4, 2008, Mr. Scaturro was issued 2,500,000 shares in consideration of services rendered valued at $2,800.

On March 4, 2008, Mr. Sharma was issued 1,000,000 shares of Common Stock in consideration for services rendered valued at $2,000. Mr. Sharma’s current salary is $11,666 per month.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of March 28, 2008, with respect to the beneficial ownership of our common stock by each person known to be the beneficial owner of more than five percent of the outstanding common stock, and by our director and four executive officers, individually and as a group.

Name and Address	Numbers of Shares Beneficially Owned (1)%
Steven E. Humphries, 5709 Walden Drive, Addison, TX 75093	80,666,667 (1)	15.43%
Christopher J. Carey, 450 Claremont Road Bernardville, NJ 07924	26,798,571 (2)	5.13%
David L. Wange 2201 Rolling Oak Lane, Garland, TX 75044	7,000,000(3)	1.34%
David T. Scaturro 6301 Thorn Branch Drive Plano, TX 75093	4,436,667(1)	0.85%
Rajneesh K. Sharma 5945 West Parker Road #1011, Plano, Texas 75093	1,666,667	0.32%
Directors and Executive Officers as a Group (four persons)	93,800,001(1) (3) (3)	17.94%

____
(1)	Includes 25,000,000 shares issued to Mr. Humphries after March 17, 2008.
(2)	Includes 3,937,500 shares held by Mr. Carey as joint tenants with his wife Mary Carey, and 218,750 shares held by his son, Christopher Carey, Jr., who has the same residence address as Mr. Carey.
(3)	Includes 5,000,000 shares issued to Mr. Wange after March 28, 2008.
(4)	Includes 2,500,000 shares issued to Mr. Scaturro after March 28, 2008.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Directors, Officers and Principal Shareholders

We now have an arrangement with HMG to provide us office, space, equipment, and marketing and sales support on a turnkey basis in consideration of the payment of $6,750 per month plus a commission of 20% on sales made by HMG. On April 30, 2006, we entered into a three year consulting agreement with HMG to provide management services for $15,000 plus a 20% commission on net sales. During 2007, we paid $120,750 to Humphries Marketing Group under the agreement, including sales commissions. The agreement was terminated effective December 31, 2007.

On December 20, 2006, the Company issued a promissory note in the aggregate principal amount of $81,800 to Mr. Humphries. The note bears interest equal to the prime rate and is due on or before June 30, 2007. As of December 31, 2007, $34,014 was outstanding under the promissory note.

On December 20, 2006, the Company issued a promissory note in the aggregate principal amount of $32,341 to HMG. The note bears interest equal to the prime rate and is due on or before June 30, 2007. As of December 31, 2007, $6,787 was outstanding under the promissory note.

On August 14, 2006, Mr. Carey a former director and officer and a principal shareholder, entered into a Settlement Agreement with the Company pursuant to which Mr. Carey, waived all rights to the following: accrued salary in the amount of $781,369; a bridge loan in the amount of $262,000; a bridge loan in the amount of $360,000; auto allowance payable in the amount of $25,600; and, accrued interest in the amount of $370,299. In consideration of this waiver, the Company agreed to pay Mr. Carey $8,000 a month over a period of 15 months, now modified to $2,150 per month, issue Mr. Carey a convertible note in the amount of $661,369 (the "Carey Note") and issue Mr. Carey 5,117 shares of Series D Convertible Preferred Stock with an aggregate stated value of $1,017,899. The Carey Note matures on August 13, 2016, bears no interest and is convertible at the option of Mr. Carey at the market price of the Company's common stock. The shares of Series D Preferred Stock are convertible by dividing the stated value by the closing bid price on the day immediately prior to conversion.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. However, the loans violate Section 402 of the Sarbanes Oxley Act of 2002. As a result, despite the fact that a portion of such loans was repaid, we and/or Mr. Humphries and HMG may be subject to fines, sanctions and/or penalties. At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred. The purpose of such loan was for personal use and for marketing services rendered.

For additional transactions with management, see also Item 11. Executive Compensation – Employment and Other Compensation-Related Agreements with Management.

Securities Purchase Agreements

2006-2008 Securities Purchase Agreements

Effective February 8, 2006, we entered into a series of Securities Purchase Agreement (the “2006-2008 Securities Purchase Agreements”) with AJW Offshore, Ltd., AJW Partners, LLC, AJW Qualified Partners, LLC, and New Millennium Capital Partners II (the “Investors”) and ancillary agreements. Under the 2006-2008 Securities Purchase Agreement, we sold the Investors a total of $5,103,232 in Callable Secured Convertible Notes (the "2006-2008 Convertible Notes") due in two years, respectively, with 8% annual interest payable quarterly. The Investors may convert the 2006-2008 Convertible Notes into shares at the lower of $.05 per share or 15% of the three lowest intraday trading prices during the twenty trading days prior to conversion. We issued the Investors for no additional cash consideration Stock Purchase Warrants (the "2006-2008 Warrants") to purchase an aggregate of 26,773,260 shares at $.0001 per share. The 2006-2008 Warrants expire seven years from the date issued.

$5,103,232 of the proceeds from the 2006-2008 Convertible Notes was used for working capital and expenses.

As of April 2, 2008, the Investors have converted $102,777 of the 2006 Convertible Notes into 335,767,803 shares of Common Stock. Based on the conversion price of $.00016 on April 2, 2008 the remaining principal amount of 2006-2008 Convertible Notes can be converted into a minimum of 59,387,687,500 shares. Additional shares may be issued if accrued interest is converted. Management believes that the actual conversion price may be lower and more than the minimum number of shares may be issued when the Convertible Notes are converted.

2004 Securities Purchase Agreement

Effective June 18, 2004, we entered into a Securities Purchase Agreement (the “2004 Securities Purchase Agreement”) with the Investors and ancillary agreements. Under the 2004 Securities Purchase Agreement, we sold the Investors a total of $3,000,000 in Callable Secured Convertible Notes (the "2004 Convertible Notes") due beginning June 18, 2006 with 12% annual interest payable quarterly, the first four months interest to be prepaid from proceeds of the Convertible Notes. The 2004 Convertible Notes are past due, and they are in technical default. The Investors may convert the Convertible Notes into shares at the lower of $.70 per share or 50% of the three lowest intraday trading prices during the twenty trading days prior to conversion.

We agreed to issue to the Investors for no additional cash consideration 3,000,000 Stock Purchase Warrants (the "2004 Warrants") to purchase one share at $.57 per share for each one dollar of Convertible Notes purchased by the Investors. The 2004 Warrants expire five years from the date issued.

To date, the Investors have not converted any of the 2004 Convertible Notes into shares. Additional shares may be issued if accrued interest is converted. Management believes that the actual conversion price may be lower and more than the minimum number of shares may be issued when the Convertible Notes are converted.

The proceeds from the Convertible Notes were used for working capital and general business expenses. We also used the proceeds to repay principal and interest on other outstanding notes and accounts payable, fees, and business development purposes, including development of WebDA™.

Common Provisions of the Transaction Agreements

The Investors will be entitled to exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event that an Investor exercises the Warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the Warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the Warrant or issued in connection with the Convertible Notes issued pursuant to the Securities Purchase Agreement. Upon the issuance of shares of common stock below the market price, the exercise price of the Warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for our shares of common stock for the five trading days immediately preceding such issuance as set forth on our principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

In addition, the conversion price of the Convertible Notes and the exercise price of the Warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price or below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Convertible Notes and the exercise price of the Warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Investors’ positions.

Payment of the Convertible Notes is secured by all of our assets pursuant to a Security Agreement and an Intellectual Property Security Agreement.

Pursuant to a Registration Rights Agreement we agreed to file a registration statement to register on request by the Investors the shares underlying the Notes and Warrants. We will be subject to the payment of certain penalties and damages in the event we do not satisfy our obligations under the Transaction Agreements including those with respect to registration of the shares underlying the Convertible Notes and Warrants.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Paritz & Company, P.A. to us for 2007 and 2006:

	Year Ended	Year Ended
Types of Fees	December 31, 2007	December 31, 2006
Audit Fees (a)	$17,525	$18,200
Tax Fees (b)	$-0-	$-0-
Other Fees (c)	$3,039	$3,750

To safeguard the continued independence of the independent auditors, the Board has adopted a policy that expands our existing policy preventing our independent auditors from providing services to us that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to the Company that have been pre-approved by the Board of Directors. Pursuant to the policy, all audit services require advance approval by the directors. All other services by the independent auditors that fall within certain designated dollar thresholds, both per engagement as well as annual aggregate, have been pre-approved under the policy. Different dollar thresholds apply to the three categories of pre-approved services specified in the policy (Audit Related services, Tax services and other services). The directors must approve all services that exceed the dollar thresholds in advance.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws (1)

4.1
Form of Securities Purchase Agreement, Callable Secured Convertible Note, Security Agreement, Intellectual Property Security Agreement, Subsidiary Guaranty, Registration Rights Agreement, and Common Stock Purchase Warrant by and among or, issued by the Registrant to, the Investors (2)

23.1	Consent of Paritz & Company, P.A. dated April 15, 2008 (1)

31.1	Certification of Periodic Report - Steven E. Humphries (1)

31.2	Certification of Periodic Report - David L. Wange (1)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 - Steven E. Humphries (1)

32.2	Certifications Pursuant to 18 U.S.C. Section 1350 - David L. Wange (1)
_____________

(1)	Filed herewith.

(2)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on November 22, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2008
DealerAdvance, Inc.

	By:	/s/Steven E. Humphries
Steven E. Humphries, Chief Executive
Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

April 14, 2008
	By:	/s/ Steven E. Humphries
Stephen E. Humphries, Chief Executive Officer, President and Director

April 14, 2008
	By:	/s/ David L. Wange
David L. Wange, Chief Financial Officer, Treasurer and Director (Principal Accounting and Financial Officer)

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Dealer Advance, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Dealer Advance Inc. and Subsidiary as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’deficit and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown on the accompanying financial statements, the Company has incurred a net loss of $4,722,436 and has negative cash flows from operations of $2,050,747 and has a working capital deficit of $12,216,247 as of December 31, 2007 and a stockholders’ deficit of $16,950,266 These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dealer Advance Inc. and Subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
April 11, 2008

DEALERADVANCE, INC. AND SUBSIDIARY
formerly Stronghold Technologies, Inc.

CONSOLIDATED BALANCE SHEET

December 31, 2007

ASSETS

Current Assets
Cash	$5,809
Accounts receivable	2,700
Notes receivable, related party	40,801
Prepaid expenses	44,544
Total Current Assets	93,854

Property and equipment, net	3,947
$97,801

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$464,089
Interest payable, stockholders	1,548,299
Notes payable, stockholders, current portion	875,000
Callable secured convertible notes, current portion	4,446,845
Liquidated damages payable	3,674,740
Accrued expenses and other current liabilities	1,301,128
Total current liabilities	12,310,101

Long-term liabilities
Notes payable, stockholders, convertible debt, net of imputed interest of $585,222	216,765
Callable secured convertible notes, less current portion	4,521,201
Total long term liabilities	4,737,966

Commitments and contingencies

Stockholders' deficit
Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125) and preferred stock, Series B, $.0001 par value; 2,444,444 shares authorized, issued and outstanding (aggregate liquidation preference $2,200,000) and preferred stock, Series D, $.01 par value; authorized 10,000 shares authorized, issued and outstanding (aggregate liquidation preference $1,989,200)	545
Common stock, $.0001 par value, authorized 8,500,000,000 shares, 237,669,715 issued and outstanding	23,767
Additional paid-in capital	10,910,196
Accumulated deficit	(27,884,774)
Total stockholders' deficit	(16,950,266)
$97,801

DEALERADVANCE, INC. AND SUBSIDIARY
formerly Stronghold Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year End	Year End
	December 31, 2007	December 31, 2006

Sales	$232,079	$479,474

Cost of sales	34,555	71,333
Gross profit	197,524	408,141

Selling, general and administrative	2,226,751	2,517,383
Research and development	65,930	—

Loss from operations	(2,095,157)	(2,109,242)

Interest expense	944,128	911,721
Net loss from Operations	(3,039,285)	(3,020,963)

Settlement of Litigation	—	334,294
Liquidated damages	1,683,151	1,088,370

Net loss applicable to common stockholders	$(4,722,436)	$(4,443,627)

Basic and diluted loss per common share	$(0.07)	$(0.12)

Weighted average number of common shares outstanding	72,237,234	37,452,451

DEALERADVANCE, INC. AND SUBSIDIARY
formerly Stronghold Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year End	Year End
	December 31, 2007	December 31, 2006

Cash flows from operating activities

Net loss	($4,722,436)	($4,443,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for returns and doubtful accounts	—	(60,000)
Depreciation and amortization	11,506	533,971
Accrued interest to notes payable, stockholders	948,675	772,955
Stock issued for services	23,000
Liquidated damages payable	1,683,151	1,088,368
Changes in operating assets and liabilities:
Accounts receivable	3,581	97,156
Inventories	—	18,095
Prepaid expenses	24,565	(42,071)
Accounts payable	82,837	(126,807)
Accrued expenses and other current liabilities	(20,061)	402,843
Deferred Revenue	(94,056)	(264,676)
Other Assets	8,491	(16,711)
Net cash used in operating activities	(2,050,747)	(2,040,504)

Proceeds from notes payable, convertible debt	1,950,000	2,080,000

Net cash provided by financing activities	1,950,000	2,080,000

Net increase / (decrease) in cash	(100,747)	39,496

Cash, beginning of period	106,556	67,060

Cash, end of period	$5,809	$106,556

DEALERADVANCE, INC. AND SUBSIDIARY
formerly Stronghold Technologies, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2007 and 2006

	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Series D		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2005	2,002,750	201	2,444,444	244	—	—	17,460,222	1,746	8,004,389	(18,718,711)	$(10,712,131)

Warrants issued with debt	—	—	—	—	—	—	—	—	85,884	—	$85,884
Conversion of convertible notes
to common stock	—	—	—	—	—	—	4,698,600	470	880	—	$1,350
Conversion of stockholder notes
to preferred stock	—	—	—	—	10,000	100	—	—	1,989,083	—	$1,989,183
Stock issued for compensation	—	—	—	—	—	—	21,428,571	2,143	147,857	—	$150,000
Imputed interest from noninterest
bearing notes	—	—	—	—	—	—	—	—	625,182	—	$625,182
Net loss	—	—	—	—	—	—	—	—	—	(4,443,627)	(4,443,627)
Balances, December 31, 2006	2,002,750	201	2,444,444	244	10,000	100	43,587,393	4,359	10,853,275	(23,162,338)	$(12,304,159)

Warrants issued with debt	—	—	—	—	—	—	—	—	—	—	$—
Conversion of convertible
notes to common stock	—	—	—	—	—	—	178,644,930	17,864	30,543	—	$48,407
Conversion of stockholder
loan to common stock	—	—	—	—	—	—	1,437,392	144	4,779	—	$4,922
Stock Issued for interest due	—	—	—	—	—	—	9,000,000	900	14,600	—	$15,500
Stock Issued for compensation	—	—	—	—	—	—	5,000,000	500	7,000	—	$7,500
Net loss	—	—	—	—	—	—	—	—	—	(4,722,436)	$(4,722,436)
Balances, December 31, 2007	2,002,750	$201	2,444,444	$244	10,000	100	237,669,715	$23,767	$10,910,196	(27,884,774)	(16,950,266)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

The Company designs, develops, markets, sells and installs a web-based application software and database system that manages the auto dealer-customer relationship. In January 2007, the Company announced the launch of Web DA™, the new web-based version of its DealerAdvance™ software for conventional desktop or laptop computers. The Company began the development of a version of Web DA™ for small hand-held ultra-mobile personal computers (“UMPC’s”) in March 2007. This product will enable any car salesperson to complete the entire sales process from virtually anywhere.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of $4,722,436 and has negative cash flows from operations of $2,050,747 and has a working capital deficit of $12,216,247 and a stockholders’ deficit of $16,950,266 as of December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During 2007, management of the Company will rely on raising additional capital to fund its future operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Property and Equipment
Property and equipment are recorded at cost. Depreciation for equipment, software and furniture is provided for financial reporting and tax purposes using straight-line balance methods.

Maintenance, repairs and minor renewals are charged to expenses when incurred. Replacements and major renewals are capitalized.

Accounts Receivable
The Company carries its accounts receivable at cost. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are written off as uncollectible at the discretion of management.
Software Development Costs
Capitalized software development costs, including significant product enhancements, incurred subsequent to establishing technological feasibility in the process of software development and production, are capitalized according to Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expenses. The capitalized software is amortized over a three year period using the straight-line method. As of December 31, 2006, all capitalized software development costs were fully amortized. All subsequent research and development costs during fiscal year 2007 have been immaterial and were expensed as incurred.

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

Retirement Plan
The Company has a retirement plan under Section 401(k) of the Internal Revenue Code (“the Plan”), which covers all eligible employees. The Plan provides for voluntary deduction of the employee’s salary, subject to Internal Revenue Code limitations. The Company can make a matching contribution to the Plan, which is at the discretion of the Company and is determined annually. There were no matching contributions for the years ended December 31, 2007.

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

The fair value of the Company’s stock options was estimated using the Black-Scholes option pricing model. Prior to the adoption of SFAS No. 123(R), we accounted for share-based compensation using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of approximately 50.6%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.49% for the years ended December 31, 2007 and 2007.

No stock options were exercised in 2007.

The President and Chief Executive Officer was awarded 5,000,000 million shares in November 2007.

Revenue Recognition
Since revenue for the WebDA software is based upon either initial set-up fees and monthly subscription fees, revenue is recognized on the accrual basis when earned. In the case of customers that have pre-paid balances from the predecessor company, revenue is recognized as deferred revenue earned, and is recognized monthly as accrued revenue.

All sales agreements with clients do not require significant production, modification, or customization of software, additionally all the functionality of the product is made available upon delivery, therefore the Company recognizes revenue in accordance with Paragraph 8 of 97-2 when:

1.	Persuasive evidence of an arrangement exists as evidenced by a signed contract;
2.	Delivery has occurred, please note that DealerAdvance, Inc. does not recognize revenue prior to delivery;

3.	The price of either the DA or WebDaA systems are fixed and determinable as evidenced by the contract; and,
4.	Collection of revenues is highly probable.

Deferred Revenue
Deferred revenue was recorded by the predecessor company as a liability when the Company received a three year maintenance contact in an a one-time advance payment. The Company then recognized the revenue from the maintenance portion of the contract on a pro rata basis over the term of the contract.

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

Liquidated Damages Payable
Pursuant to the callable secured convertible notes and as a result certain registration rights granted to investors, the Company incurred damages due to its failure to have sufficient issuable shares of common stock registered in accordance with the terms of the agreement. Liquidated damages associated with the Convertible Notes increased from $1,088,370 in the year ended December 31, 2006 to $1,683,151 in the year ended December 31, 2007. The $594,781 increase is due to an approximate $2.4 million increase in Convertible Notes issued and subject to liquidated damages during 2007.

Deferred income taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (ASFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

At December 31, 2007, the Company had net operating loss carry forward of approximately $21,000,000 which expire between 2009 and 2025.

The Company has a deferred tax asset of approximately $7,150,000 resulting from available net operating loss carry forward for which a 100% valuation allowance has been applied.

New Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

The cumulative effect of applying the provisions of this interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31, 2007:

Accrued expenses and other current liabilities:	DealerAdvance, Inc.	Stronghold Technologies, Inc.	Consolidated
Sales Taxes Payable	$0	$106,524	$106,524
Accrued Paid-Time-Off	13,880	0	13,880
Payroll Taxes Payable	12,571	425,037	437,608
Accrued Employee Compensation	0	46,135	46,135
Accrued Commissions	5,191	109,786	114,977
Accrued Officer's Compensation	19,380	0	19,380
Other Accrued Expense	124,127	375,106	499,233
Accrued Interest	0	63,391	63,391
TOTAL	$175,149	$1,125,979	$1,301,128

Payroll Tax Payment Agreement with IRS
On April 30, 2004, the Company’s predecessor, Stronghold Technologies, Inc., (the “Subsidiary”) a New Jersey corporation and a wholly owned subsidiary of Dealer Advance, Inc., entered into an installment agreement with the United States Internal Revenue Service (“IRS”) to pay overdue payroll taxes and penalties of totaling $1,233,101 under the terms of which the Company will pay a minimum of $35,000 each month, commencing June 28, 2004, until it has paid the withholding taxes due in full, to be completed in thirty-six month period by April 30, 2007. If the Subsidiary is unable to fulfill this agreement, the IRS would revert the amount owed to the original unpaid balance and could take possession of the Subsidiary’s assets. The Subsidiary defaulted on the agreement in September, 2006 with an unpaid balance of $388,931.

DealerAdvance, Inc. owes approximately $12,000 in overdue payroll taxes, which were paid in full April 3, 2008.

5.	NOTES PAYABLE, STOCKHOLDERS

At December 31, 2007, notes payable, stockholders consists of the following:

Notes payable, stockholders:
Notes payable bearing interest at 8%	$875,000
Non-interest bearing convertible notes payable, net of interest imputed at 15% per annum of $593,331	216,765
1,091,765
Less: current portion	(875,000)
Long-term portion	$216,765

The 8% interest bearing notes due in May 2007 are currently in default.

The convertible notes mature on August 13, 2016 and are convertible at the option of the stockholder at the market price of the company’s common stock on the day of the conversion.

Callable Secured Convertible Notes
Callable secured convertible notes bear interest at a rate ranging from 8% to 12% (weighted average 10.93%) and are due at various dates through December 15, 2009. The notes are secured by the company's assets.	$8,968,046
Less: Current position	4,446,845
Long-term portion	$4,521,201

The notes are convertible into our common stock, at the investors’ option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date.

On December 15, 2006 the Company entered into an agreement with a group of investors for the sale of $900,000 of callable secured convertible notes and 5,071,833 common stock purchase warrants in 2007. As of December 31, 2007, the Company has sold a total of $1,793,232 of additional notes, issuing an additional 9,594,981 common stock purchase warrants, for a total of $2,693,232 and issued 14,666,814 warrants.

On August 14, 2006, the former company CEO, Mr. Christopher Carey, entered into a Settlement Agreement with the Company pursuant to which Mr. Carey waived of certain rights. In consideration of this waiver, the Company had agreed to pay Mr. Carey $8,000 a month over a period of 15 months, issue Mr. Carey a convertible note in the amount of $661,369 (the "Carey Note") and issue Mr. Carey 5,117 shares of Series D Convertible Preferred Stock with an aggregate stated value of $1,017,899. The Carey Note matures on August 13, 2016, bears no interest and is convertible at the option of Mr. Carey at the market price of the Company's common stock. The shares of Series D Preferred Stock are convertible by dividing the stated value by the closing bid price on the day immediately prior to conversion.

6.	STOCK OPTION PLANS

The Company adopted an incentive stock option plan (“Plan”) in 2006 providing for incentive stock options (“ISOs”) for specific employees in 2007. The Company has reserved 3,666,668 shares of common stock for issuance upon the exercise of stock options granted under the Plan. The exercise price of an ISO will not be less than 100% of the fair market value of the Company’s common stock at the date of the grant. The exercise price of an ISO granted to an employee owning greater than 10% of the Company’s common stock will not be less than 110% of the fair market value of the Company’s common stock at the date of the grant. The Plans further provide that the maximum period in which stock options may be exercised will be determined by the board of directors, except that they may not be exercisable after ten years from the date of grant. All of the stock option plans vest when granted, and may be exercised not earlier than one year from the grant date, but will expire 90 days following the termination of an employee with the Company if the options were not exercised. As of the end of fiscal year 2007, no options were exercised. Additionally, 833,333 ISOs expired due to termination, and 666,667 ISOs, for Karen Jackson, were converted to stock options under agreement as a consultant upon her termination with the company with the same terms, except that the exercise price was changed to the market price per share of the company stock as of the close of trading on June 1, 2007, or $.00137 per share.

The remaining ISOs were exercised in January 2008 for issuance of 2,000,001shares of the company stock. The only ISOs remaining unexercised are 166,667 options.

7.	BANKRUPTCY OF SUBSIDIARY

Until 2006, the Company had a wholly owned subsidiary, Stronghold Technologies, Inc., a New Jersey Corporation, that developed hand held wireless technology for the automotive dealer market. The subsidiary’s business was unsuccessful, it ceased operations and filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code. The assets of the subsidiary were liquidated during 2007. The bankruptcy case was closed on January 29, 2008.

8.	RELATED PARTY TRANSACTIONS

Transactions with Officers and Directors of DealerAdvance, Inc.

The Company and/or the Company’s director and Chief Executive Officer may be subject to fines, sanctions and/or penalties of an indeterminable nature as a result of violations of the Sarbanes Oxley Act of 2002 in connection with loans made to the Chief Executive Officer and director.

The balance of these loans outstanding as of December 31, 2007 are $34,014 related to the Chief Executive Officer and director, and $6,787 related to the company controlled by the Chief Executive Officer and director.

9.	SUBSEQUENT EVENTS

In connection with the callable secured convertible notes (see note 7 above), in February 2008 and in April 2008 the company sold an additional $508,000 of notes and issued 3,286,667 warrants to purchase common stock.

Since the beginning of 2008, we have issued 152,251,400shares of common stock to four investors upon the conversion of convertible notes at an aggregate conversion price of $48,047.

The case related to the wholly owned subsidiary, Stronghold Technologies, Inc., that filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code in 2006, was closed as of January 29, 2008. The assets of the subsidiary have been segregated and were liquidated, and its debts discharged, including all court judgments and an arbitration award.

In the first quarter of 2008 the Company also issued 25,000,000 of common shares for legal services and 50,000,000 shares for business development consulting services to two consultants under equity compensation plans. An additional 5,971,541 shares of common stock was issued to two investors upon the conversion of Class D Convertible Preferred Stock that they held, and 75,000,000 common shares for services to our Chief Executive Officer.

On March 4, 2008, the Board of Directors adopted the 2008 Stock Award Plan (the " Plan") to provide incentive compensation to employees, directors, officers and others who serve us. The Plan provides for the granting of up to 50,000,000 shares of Common Stock to our personnel on such terms as the directors may determine. The directors may amend the Plan. As of the date hereof, we have granted stock awards for 11,800,000 shares. The Stock Award Plan supersedes all of our previous stock option plans. The directors terminated the 2007 Incentive Stock Plan effective December 31, 2008.

Since the beginning of 2008, the Company has a new arrangement with a limited liability company owned and controlled by our director and another one of our officers to provide us office, space, equipment, and marketing and sales support on a turnkey basis in consideration of the payment of $6,750 per month plus a commission of 20% on sales made by HMG. Our prior consulting agreement with the company was terminated.