Form 10-Q
period 2008-03-31
DealerAdvance, Inc.
filed 2008-05-15
CIK 1133598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Number of shares outstanding of issuer’s Common Stock, no par value outstanding as of May 14, 2008: 929,514,056.

	TABLE OF CONTENTS
	(Omits inapplicable items)

	PART I

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12

Item 4T.	Controls and Procedures	13

	PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	16

DealerAdvance, Inc. and Subsidiary, formerly Stronghold Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007

Cash flows from operating activities

Net loss	($1,497,787)	($1,110,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	496	7,169
Accrued interest to notes payable, stockholders	257,323	148,726
Stock issued for services	140,500	-
Stock issued for compensation	72,767	-
Liquidated damages payable	556,465	361,896
Changes in operating assets and liabilities:
Accounts receivable	(21,478)	(4,494)
Prepaid expenses	34,222	54,224
Accounts payable	23,883	37,331
Accrued expenses and other current liabilities	17,527	72,488
Deferred Revenue	-	(36,838)
Other Assets	(6,896)	(7,972)
Net cash used in operating activities	(422,978)	(478,272)

Cash flows from financing activities
Proceeds from notes payable, convertible debt	430,000	450,000

Net cash provided by financing activities	430,000	450,000

Net increase / (decrease) in cash	7,022	(28,272)

Cash, beginning of period	5,809	106,556

Cash, end of period	$12,831	$78,284

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of preferred stock to common shares	23,155	-

DealerAdvance, Inc.

CONSOLIDATED BALANCE SHEET

March 31, 2008

ASSETS	-

Current Assets
Cash	$12,831
Accounts receivable	24,178
Notes receivable, related party	49,143
Prepaid expenses	10,322

Total Current Assets	96,474

Property and equipment, net	3,451

$99,925

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$487,972
Interest payable, stockholders	1,797,205
Notes payable, stockholders, current portion	875,000
Callable secured convertible notes, current portion	4,874,802
Liquidated damages payable	4,231,205
Accrued expenses and other current liabilities	1,318,655

Total current liabilities	13,584,839

Long-term liabilities
Notes payable, stockholders, convertible debt, net of imputed interest of $576,803	202,029
Callable secured convertible notes, less current portion	4,480,757
Total long term liabilities	4,682,786

Commitments and contingencies

Stockholders' deficit
Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125) and preferred stock, Series B, $.0001 par value; 2,444,444 shares authorized, issued and outstanding (aggregate liquidation preference $2,200,000) and preferred stock, Series D, $.01 par value; authorized 9,803 shares authorized, issued and outstanding (aggregate liquidation preference $1,950,013)	543
Common stock, $.0001 par value, authorized 8,500,000,000 shares, 510,749,656 issued and outstanding	51,075
Additional paid-in capital	11,161,797
Accumulated deficit	(29,381,115)

Total stockholders' deficit	(18,167,700)

$99,925

DealerAdvance, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2008	2007

Sales	$44,479	$59,254

Cost of sales	6,584	19,198

Gross profit	37,895	40,056

Selling, general and administrative	722,845	508,186
Research and development	-	62,890

Loss from operations	(684,950)	(531,020)

Interest expense	256,372	217,887

Liquidated damages	556,465	361,895

Net loss applicable to common stockholders	$(1,497,787)	$(1,110,802)

Basic and diluted loss per common share	$(0.004)	$(0.024)

Weighted average number of common shares outstanding	344,117,983	45,801,382

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three month period ended March 31, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

The Company’s suite of Customer Relationship Management ("CRM") software assists auto dealerships in collecting customer contact information, follow-up on sales prospects, and finalizing sales. Web DA™ affords dealerships a quick turn on, easy to use, cost effective and accessible CRM system. The software will allow dealerships to run programs without a significant investment in new hardware.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of $1,497,787 and has negative cash flows from operations of $422,978 and has a working capital deficit of $13,488,365 and a stockholders’ deficit of $18,167,700 as of March 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During 2008, management of the Company will rely on raising additional capital to fund its operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On February 20, 2008, we issued 50,000,000 shares for consulting services and 25,000,000 shares for legal services.

The Company terminated the 2007 Incentive Stock Plan effective December 31, 2008. On March 4, 2008, the Board of Directors adopted the 2008 Stock Award Plan to provide incentive compensation to employees, directors, officers and others who serve us. The plan provided for the granting of up to 50,000,000 shares of Common Stock to our personnel on such terms as the directors may determine. During the quarterly period ended March 31, 2008, 4,300,000 shares were awarded, including 2,000,000 shares to our Chief Financial Officer and Secretary, 1,000,000 shares issued to our Vice President of Sales and Marketing, and 1,000,000 shares awarded to our Chief information Officer.

4.	NOTES PAYABLE, STOCKHOLDERS

At March 31, 2008, notes payable, stockholders consists of the following:

Notes payable, stockholders:
Notes payable bearing interest at 8%	$875,000
Non-interest bearing convertible notes payable, net of interest imputed at 15% per annum of $576,804	202,029
1,077,029
Less: current portion	(875,000)
Long-term portion	$202,029

The 8% interest bearing notes due in May 2007 is currently in default.

The convertible notes mature on August 13, 2016 and are convertible at the option of the stockholder at the market price of the company’s common stock on the day of the conversion.

Callable Secured Convertible Notes
Callable secured convertible notes bear interest at a rate ranging from 8% to 12% (weighted average 10.22%) and are due at various dates through February 28, 2009. The notes are secured by the company's assets.	$9,498,910
Less: Current position	4,874,802
Long-term portion	$4,624,107

The notes are convertible into our common stock, at the investors’ option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date.

On December 15, 2006 the Company entered into an agreement with a group of investors for the sale of $900,000 of callable secured convertible notes and 5,071,833 common stock purchase warrants in 2007. As of March 31, 2008, the Company has sold a total of $2,123,232 of additional notes, issuing an additional 12,031,648 common stock purchase warrants, for a total of $3,023,232 and issued 17,103,481 warrants.

On August 14, 2006, the former company CEO, Mr. Christopher Carey, entered into a Settlement Agreement with the Company pursuant to which Mr. Carey waived of certain rights. In consideration of this waiver, the Company had agreed to pay Mr. Carey $8,000 a month over a period of 15 months (since reduced to $2,155 per month), issue Mr. Carey a convertible note in the amount of $661,369 (the "Carey Note") and issue Mr. Carey 5,117 shares of Series D Convertible Preferred Stock with an aggregate stated value of $1,017,899. The Carey Note matures on August 13, 2016, bears no interest and is convertible at the option of Mr. Carey at the market price of the Company's common stock. The shares of Series D Preferred Stock are convertible by dividing the stated value by the closing bid price on the day immediately prior to conversion.

In April 2008 and in May 2008 the company sold an additional $300,000 of notes and issued 1,700,000 warrants to purchase common stock.

Since the beginning of 2008, we have issued 290,872,800 shares of common stock to four investors upon the conversion of convertible notes at an aggregate conversion price of $61,947.

In the first quarter of 2008 the Company issued 25,000,000 of common shares for legal services and 58,000,000 shares for business development consulting services to two consultants under equity compensation plans. An additional 5,971,541 shares of common stock was issued to two investors upon the conversion of Class D Convertible Preferred Stock that they held, and 75,000,000 common shares for services to our Chief Executive Officer.

On March 4, 2008, the Board of Directors adopted the 2008 Stock Award Plan (the "Plan") to provide incentive compensation to employees, directors, officers and others who serve us. The Plan provides for the granting of up to 40,000,000 shares of Common Stock to our personnel on such terms as the directors may determine. The directors may amend the Plan. As of the date hereof, we have granted stock awards for 11,800,000 shares. The Stock Award Plan supersedes all of our previous stock option plans. The directors terminated the 2007 Incentive Stock Plan effective December 31, 2008.

5.	STOCK OPTION PLANS

The Company adopted an incentive stock option plan (“Plan”) in 2006 providing for incentive stock options (“ISOs”) for specific employees in 2007. The Company has reserved 3,666,668 shares of common stock for issuance upon the exercise of stock options granted under the Plan. The exercise price of an ISO will not be less than 100% of the fair market value of the Company’s common stock at the date of the grant. The exercise price of an ISO granted to an employee owning greater than 10% of the Company’s common stock will not be less than 110% of the fair market value of the Company’s common stock at the date of the grant. The Plans further provide that the board of directors will determine the maximum period in which stock options may be exercised, except that they may not be exercisable after ten years from the date of grant. All of the stock option plans vest when granted, and may be exercised not earlier than one year from the grant date, but will expire 90 days following the termination of an employee with the Company if the options were not exercised. As of the end of fiscal year 2007, no options were exercised. Additionally, 833,333 ISOs expired due to termination, and 666,667 ISOs, for a former employee were converted to stock options under agreement as a consultant upon her termination with the company with the same terms, except that the exercise price was changed to the market price per share of the company stock as of the close of trading on June 1, 2007, or $.00137 per share.

The remaining ISOs were exercised in January 2008 for issuance of 2,000,001 shares of the company stock. The only ISOs remaining unexercised are 166,667 options.

6.	BANKRUPTCY OF SUBSIDIARY

The case related to the wholly owned subsidiary, Stronghold Technologies, Inc., that was unsuccessful, ceased operations and filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code in 2006, was closed as of January 29, 2008. The assets of the subsidiary have been segregated and were liquidated, and its debts discharged, including all court judgments and an arbitration award.

7.	RELATED PARTY TRANSACTIONS

Transactions with Officers and Directors of the Company

The Company and/or the Company’s director and Chief Executive Officer may be subject to fines, sanctions and/or penalties of an indeterminable nature as a result of violations of the Sarbanes Oxley Act of 2002 in connection with loans made to the Chief Executive Officer and director.

The balance of these loans outstanding as of March 31, 2008 are $34,728 related to the Chief Executive Officer and director, and $6,930 related to the company controlled by the Chief Executive Officer and director. Both of these loans were paid-in-full as of May 14, 2008.

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

8.	SUBSEQUENT EVENTS

On April 4, 2008 the President and Chief Executive Officer was issued 50,000,000 shares as compensation for services rendered.

In April 2008, the Company issued 5,000,000 shares of common stock to one investor upon the conversion of Class D Convertible Preferred Stock that it held.

Since March 31, 2008, 45,200,000 shares were awarded under the 2008 Stock Award Plan, including 19,100,000 shares issued for legal services, 19,100,000 shares issued for consulting services, 5,000,000 shares to our Chief Financial Officer and Secretary, and 2,000,000 shares to our Vice President Marketing.

On April 30, 2008 we adopted the 2008-2 Stock Award Plan to provide for the granting of up to 100,000,000 shares (the "Plan"). The Plan supersedes all of our previous stock option plans. We have not granted any stock awards under the Plan.

On May 12, 2008 Mr. Humphries was issued 180,000,000 shares in consideration of negotiating approximately $300,000 in additional financing for the Corporation by means of Callable Secured Convertible Notes and Common Stock Purchase Warrants issued in a private placement, negotiating distribution agreements, offering the Corporation up to $250,000 of credit in his discretion and as the Corporation may require pursuant to an Advance Demand Promissory Note, and waiving $10,389 of commissions payable to HMG and all commissions payable until we achieve profitability.

Since the March 31, 2008, we have issued 163,064,400 shares of common stock to four investors upon the conversion of convertible notes at an aggregate conversion price of $17,811.

In May 2008 the Company filed a proxy statement with the SEC for a special shareholders meeting to (1) elect a director; (2) adopt an amendment to the articles of incorporation, including an increase in authorized capital from 8,500,000,000 to 100,000,000,000 shares; and, (3) authorize a 1 to 100 reverse split of the issued and outstanding common stock.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation for 2008

Our operating activities have not yet generated a positive cash flow. We do not expect that they will generate a positive cash flow by the end of 2008 because our expenses far exceed sales. We will require financing in excess of $1,200,000 from external sources during the remainder of 2008 in order to be able to continue in operation as a going concern and we would like to obtain additional financing for a proposed acquisition of a software company to complement our operations. There can be no assurance that we can attract financing in order to fulfill our requirements.

In 2004, we entered into an agreement that has to date provided $9,754,807 from the sale of convertible notes to an investment group. The proceeds were used to develop our previous product, our new web-based software, and as working capital for operating expenses and accounts payable. We do not expect the investment group to provide additional financing. As of May 11, 2008, the investment group has converted to stock $116,678 of the notes. The balance due on the remaining convertible notes was $11,230,655 as of that date.

We believe without assurance that the investment group will attempt to convert the convertible notes to stock. However, the rate of conversion has slowed as a result of the decrease in our stock price, to which the rate of conversion is tied. It does not appear likely that all the new convertible notes will be not converted when they become due, and we will be required to pay a significant portion of the then remaining indebtedness or to refinance it.

In the second half of 2006, we relocated to our present officers and new executive, financial and sales management was installed. We redirected our development and marketing efforts to our new web-based application software for conventional desktop and laptop computers and, beginning in March 2007, to Ultra Mobile Personal Computers. For that purpose, we added a Chief Information Officer, a development and technical support staff, and a marketing and sales staff. That increased our selling, general and administrative expenses. Notwithstanding these changes, there has been a decline in sales, and Web DA™ has not yet achieved broad market acceptance, although we expect that it will in 2008-9. We believe, without assurance, that we are gaining position with the appropriate product, marketing network and approach, management, and other personnel to attain a niche in the CRM software market for auto dealers. Given our vulnerable financial condition, there can be no assurance that during this turnaround we can retain our key personnel, implement our business plan and become profitable.

Our plan of operation for the remainder of fiscal 2008 is as follows:

To increase sales of Web DA™, in part by supplementing our internal sales force with outside distribution arrangements;

To complete development of Web DA™ 1.5 for release;

To acquire other complimentary software companies; and,

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

Financial condition at March 31, 2008 and 2007

2008. Stockholders’ deficit was $18,167,700 and we had a working capital deficiency of $13,488,365. Principal sources of liquidity in 2008 included net proceeds of $430,000 from the sale of convertible notes and $37,895 in gross profit from operations.

2007. Stockholders’ deficit was $13,412,828 and working capital deficiency was approximately $9,540,000. Principal sources of liquidity in 2007 included the sale of $450,000 in convertible notes and $40,056 in gross profit from operations.

Results of operation - March 31, 2008 and 2007

Loss from operations increased to $684,950 in 2008 from $531,020 in 2007 as a result of decreased revenue and increases in general and administrative expenses. Revenue decreased to $44,479 in 2008 from $59,254 in 2007. The expiration of contracts for our old non-web based product accounted for most of the decrease. Selling, general and administrative expenses increased to $722,845 in 2008 from $508,186 in 2007. We incurred no research and development expense in 2008, this expense was $62,890 in 2007.

Liquidated damages increased to $556,465 in 2008 from $361,895 in 2007. Interest expense increased to $256,372 in 2008 from $217,887 in 2007. Interest expense resulted mainly from the issuance of additional convertible notes and the conversion of convertible notes.

Item 4T. Controls and Procedures.

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

By the Board of Directors

/s/ Steven E. Humphries

Steven E. Humphries, Director

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Unregistered Securities and Use of Proceeds.

During the first quarter of 2008, we issued $430,000 in Callable Secured Convertible Notes to four investors, and issued an additional 127,808,400 shares of common stock to the four investors upon the conversion of $44,136 in convertible notes pursuant to the Securities Purchase Agreement described in Item 13. Certain Relationships and Related Transactions and Director Independence - Securities Purchase Agreements in our Form 10-K for the fiscal year ended December 31, 2007.

Since the end of the first quarter, we issued an additional $300,000 in Callable Secured Convertible Notes to the four investors and issued an additional 163,064,400 shares on the conversion of $17,811 of these convertible notes. We also issued $180,000,000 shares to our President and Cheif Executive Officer.

We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rules 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for these sales.

Item 6. Exhibits.

Exhibit
No.	Description

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO.

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEALERADVANCE, INC.

May 15, 2008	By:	/s/ Steven E. Humphries
Steven E. Humphries, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

May 15, 2008	By:	/s/ Steven E. Humphries
Steven E. Humphries, Chief Executive Officer and Director

May 15, 2008	By:	/s/ David L. Wange
David L. Wange, President, Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)