Form 10-Q/A
period 2008-03-31
DealerAdvance, Inc.
filed 2008-05-16
CIK 1133598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

This Form 10-Q/A corrects an inadvertent typographical error in Part I, Item 2.

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

Liquidated damages increased to $556,465 in 2008 from $361,895 in 2007. Interest expense increased to $256,372 in 2008 from $217,887 in 2007. Interest expense resulted mainly from the issuance of additional convertible notes and the conversion of convertible notes. Net loss applicable to common stockholders increased from $1,110,802 in 2007 to $1,497,787 in 2008 as a result of the increases in liquidated damages, interest expense and loss from operations.

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

Since the end of the first quarter, we issued an additional $300,000 in Callable Secured Convertible Notes to the four investors and issued an additional 163,064,400 shares on the conversion of $17,811 of these convertible notes. We also issued $180,000,000 shares to our President and Chief Executive Officer.

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