Form 10-Q
period 2008-06-30
DealerAdvance, Inc.
filed 2008-08-19
CIK 1133598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

Number of shares outstanding of issuer’s Common Stock, no par value outstanding as of August 11, 2008: 2,861,667,525.

	TABLE OF CONTENTS
	(Omits inapplicable items)

	PART I
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 4T.	Controls and Procedures	4
	PART II
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 4.	Submission of Matters to a Vote of Security Holders	6
Item 6.	Exhibits	7

DealerAdvance, Inc.

CONSOLIDATED BALANCE SHEET

June 30, 2008

	As of	As of
	June 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$12,586	$5,809
Accounts receivable	29,734	2,700
Notes receivable, related party	0	40,801
Prepaid expenses	12,588	44,544
Total current assets	54,908	93,854
Property and equipment, net	2,955	3,947
	$57,863	$97,801

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$469,874	$464,089
Interest payable, stockholders	2,055,154	1,548,299
Notes payable, stockholders, current portion	875,000	875,000
Callable secured convertible notes, current portion	5,500,833	4,446,845
Liquidated damages payable	4,815,593	3,674,740
Accrued expenses and other current liabilities	1,277,143	1,301,128
Total current liabilities	14,993,597	12,310,101

Long-term liabilities
Notes payable, stockholders, convertible debt, net of imputed interest of $568,067	196,707	216,765
Callable secured convertible notes, less current portion	4,278,695	4,521,201
Total long term liabilities	4,475,402	4,737,966

Commitments and contingencies

Stockholders' deficit
Preferred stock, Series A, $.0001 par value; authorized 5,000,000 shares, 2,002,750 issued and outstanding (aggregate liquidation preference of $3,004,125) and preferred stock, Series B, $.0001 par value; 2,444,444 shares authorized, issued and outstanding (aggregate liquidation preference $2,200,000) and preferred stock, Series D, $.01 par value; authorized 9,690 shares authorized, issued and outstanding (aggregate liquidation preference $1,927,535)	542	545
Common stock, $.0001 par value, authorized 8,500,000,000 shares, 1,368,370,856 issued and outstanding as of June 30, 2008; 237,669,715 issued and outstanding as of December 31, 2007	136,837	23,767
Additional paid-in capital	11,224,037	10,910,196
Accumulated deficit	(30,772,553)	(27,884,774)
Total stockholders' deficit	(19,411,137)	(16,950,266)
	$57,862	$97,801

DealerAdvance, Inc. and Subsidiary, formerly Stronghold Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(2,889,225)	$(2,078,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	992	10,513
Accrued interest to notes payable, stockholders	524,010	371,916
Stock issued for services	183,788	-
Stock issued for compensation	127,167	-
Liquidated damages payable	1,140,853	630,572
Changes in operating assets and liabilities:
Accounts receivable	(27,034)	30,140
Prepaid expenses	42,187	63,775
Accounts payable	5,784	79,645
Accrued expenses and other current liabilities	(23,985)	2,882
Deferred Revenue	-	(64,726)
Other Assets	1,439	(21,516)
Net cash used in operating activities	(914,024)	(975,352)

Cash flows from financing activities
Proceeds from notes payable, convertible debt	880,000	950,000
Collection of notes receivable, related parties	40,801	-
Net cash provided by financing activities	920,801	950,000

Net increase / (decrease) in cash	6,777	(25,352)

Cash, beginning of period	5,809	106,556
Cash, end of period	$12,586	$81,204

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of preferred stock to common shares	$37,216	-
Conversion of notes payable to common shares	$70,167	$3,616

DealerAdvance, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales	$20,856	$68,843	$65,335	$128,097
Cost of sales	11,321	3,691	17,905	22,890
Gross profit	9,535	65,152	47,430	105,207

Selling, general and administrative	550,193	529,702	1,273,038	1,037,888
Research and development	-	4,800	-	67,690
Loss from operations	(540,658)	(469,350)	(1,225,608)	(1,000,371)
Interest expense	266,392	229,735	522,764	447,612
Liquidated damages	584,388	268,675	1,140,853	630,570

Net loss applicable to common stockholders	$(1,391,438)	$(967,760)	$(2,889,225)	$(2,078,553)

Basic and diluted loss per common share	$(0.002)	$(0.019)	$(0.005)	$(0.04)

Weighted average number of common shares outstanding	792,452,689	51,200,259	568,285,336	50,643,371

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the six-month period ended June 30, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

1.	NATURE OF OPERATIONS

The Company designs, develops, markets, sells and installs a web-based application software and database system that manages the auto dealer-customer relationship. The Company’s suite of Customer Relationship Management software assists auto dealerships in collecting customer contact information, follow-up on sales prospects, and finalizing sales. In January 2007, the Company announced the launch of Web DA™, the new web-based version of its DealerAdvance™ software for conventional desktop or laptop computers. The Company began the development of a version of Web DA™ for small hand-held ultra-mobile personal computers in March 2007. This product will enable any car salesperson to complete the entire sales process from virtually anywhere.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since the beginning of the fiscal year, the Company has incurred a net loss of $2,889,225 and has negative cash flows from operations of $914,024 and has a working capital deficit of $14,938,689 and a stockholders’ deficit of $19,411,137 as of June 30, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During 2008, management of the Company will rely on raising additional capital to fund its operations. If the Company is unable to generate sufficient revenues or raise sufficient additional capital, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The fair value of the Company’s stock options was estimated using the Black-Scholes option pricing model. Prior to the adoption of SFAS No. 123(R), we accounted for share-based compensation using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of approximately 50.6%, expected dividend yield rate of 0%, expected life of 10 years, and a risk-free interest rate of 4.49% for the years ended December 31, 2007 and the six months ended June 30, 2008.

During the six-month period ended June 30, 2008 we issued an aggregate of 255,000,000 shares of common stock to our director and chief executive officer for services valued at $107,500.

The Company terminated the 2007 Incentive Stock Plan effective December 31, 2008. On March 4, 2008, the Board of Directors adopted the 2008 Stock Award Plan to provide incentive compensation to employees, directors, officers and others who serve us. The plan provided for the granting of up to 50,000,000 shares of Common Stock to our personnel on such terms as the directors may determine. On June 27, 2008, the Board of Directors adopted the 2008-2 Stock Award Plan, identical to the earlier plan except that it provides for the granting of up to 240,000,000 shares. During the period ended June 30, 2008, we issued an aggregate of 170,000,000 shares valued at $156,685 pursuant to these plans, including 7,000,000 shares to our Chief Financial Officer, 3,500,000 shares to our Vice President - Marketing and Sales, and 1,000,000 shares to our Chief Information Officer. There are 120,000,000 shares remaining available for stock awards pursuant to the 2008-2 Stock Award Plan.

NOTES PAYABLE, STOCKHOLDERS, AND SERIES D CONVERTIBLE PREFERRED STOCK

At March 31, 2008, notes payable, stockholders consists of the following:

Notes payable, stockholders:
Notes payable bearing interest at 8%	$875,000
Non-interest bearing convertible notes payable, net of interest imputed at 15% per annum of $568,067	196,707
1,071,707
Less: current portion	(875,000)
Long-term portion	$196,707

The 8% interest bearing notes due in May 2007 are currently in default.

The convertible notes mature on August 13, 2016 and are convertible at the option of the stockholder at the market price of the company’s common stock on the day of the conversion.

Callable Secured Convertible Notes
Callable secured convertible notes bear interest at a rate ranging from 8% to 12% (weighted average 10.22%) and are due at various dates through April 23, 2009. The notes are secured by the company's assets.	$9,779,528
Less: Current position	(5,500,833)
Long-term portion	$4,278,695

The notes are convertible into our common stock, at the investors’ option, at a conversion price, equal to the lower of (i) $0.05 or (ii) 15% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days prior to the conversion date.

On December 15, 2006 we entered into an agreement with a group of investors for the sale of callable secured convertible notes and common stock purchase warrants in 2007. As of June 30, 2008, we sold a total of $2,123,232 of additional notes and 12,031,648 warrants under this arrangement, for a total of $3,023,232 notes and 17,103,481 warrants to this group of investors. These foregoing figures include $880,000 in notes and warrants sold during the six months ended June 30, 2008.

During the six months ended June 30, 2008, we issued 559,729,600 shares of common stock to this group of investors upon the conversion of $70,167 in convertible notes.

On August 14, 2006, our former CEO, Mr. Christopher Carey, entered into a Settlement Agreement with the Company pursuant to which Mr. Carey waived certain rights. In consideration of this waiver, the Company agreed to pay Mr. Carey $8,000 a month over a period of 15 months (since reduced to $2,155 per month), issue Mr. Carey a convertible note in the amount of $661,369 (the "Carey Note") and issued Mr. Carey 5,117 shares of Series D Convertible Preferred Stock with an aggregate stated value of $1,017,899. The Carey Note matures on August 13, 2016, bears no interest and is convertible at the option of Mr. Carey at the market price of the Company's common stock. The shares of Series D Preferred Stock are convertible by dividing the stated value by the closing bid price on the day immediately prior to conversion.

During the six months ended June 30, 2008 we issued 113,208,210 shares of common stock to three investors upon the conversion of 231 shares of Class D Convertible Preferred Stock including 2,861,515 shares to Mr. Carey upon the conversion of 130 shares of Class D Convertible Preferred Stock.

4.	STOCK OPTION PLANS

The Company adopted an incentive stock option plan (“Plan”) in 2006 providing for incentive stock options (“ISOs”) for specific employees in 2007. The Company has reserved 3,666,668 shares of common stock for issuance upon the exercise of stock options granted under the Plan. The exercise price of an ISO will not be less than 100% of the fair market value of the Company’s common stock at the date of the grant. The exercise price of an ISO granted to an employee owning greater than 10% of the Company’s common stock will not be less than 110% of the fair market value of the Company’s common stock at the date of the grant. The Plans further provide that the board of directors will determine the maximum period in which stock options may be exercised, except that they may not be exercisable after ten years from the date of grant. All of the stock option plans vest when granted, and may be exercised not earlier than one year from the grant date, but will expire 90 days following the termination of an employee with the Company if the options were not exercised. As of the end of fiscal year 2007, no options were exercised. Additionally, 1,000,000 ISOs expired due to termination, and 666,667 ISOs, for a former employee were converted to stock options under agreement as a consultant upon her termination with the company with the same terms, except that the exercise price was changed to the market price per share of the company stock as of the close of trading on June 1, 2007, or $.00137 per share.

The remaining ISOs were exercised in January 2008 for issuance of 2,000,001 shares. All other options have expired and no options are outstanding.

5.	BANKRUPTCY OF SUBSIDIARY

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

6.	RELATED PARTY TRANSACTIONS

Transactions with Officers and Directors of the Company

The Company and/or the Company’s director and Chief Executive Officer may be subject to fines, sanctions and/or penalties of an indeterminable nature as a result of violations of the Sarbanes Oxley Act of 2002 in connection with loans made to the Chief Executive Officer and director. However, the balance of these loans outstanding related to the Chief Executive Officer and director and related to the company controlled by the Chief Executive Officer and director were paid-in-full as of May 14, 2008.

Since the beginning of 2008, the Company has a new arrangement with a limited liability company owned and controlled by our director and another one of our officers to provide us office, space, equipment, and marketing and sales support on a turnkey basis in consideration of the payment of $6,750 per month plus a commission of 20% on sales. Our prior consulting agreement with the company was terminated.

7.	SUBSEQUENT EVENTS

Since June 30, 2008, we issued 191,060,000 shares of common stock to four investors upon the conversion of convertible notes at an aggregate conversion price of $1,911.

We issued 1,200,000,000 shares to an investor group upon conversion of $60,000 in convertible notes formerly owned by Mr. Carey; however this investor group failed to pay Mr. Carey for these notes. We are seeking to recover these shares that are still outstanding. Subsequently, we issued 1,200,000 shares to another investor group upon conversion of the same notes, and we are currently anticipating the receipt of the proceeds of this sale of notes.

At a special shareholders meeting held July 21, 2008, the shareholders approved an amendment to the articles of incorporation, including an increase in authorized capital from 8,500,000,000 to 100,000,000,000 shares and a 1 to 100 reverse split of the issued and outstanding common stock. We have not filed the amendment pending a determination of the board of directors of the best number of authorized shares and whether the reverse split is advisable.

We entered into a consulting agreement with the objective of promoting and developing our business, identifying potential acquisition targets and sources of funds, including institutional sources, and developing new business strategies, including a reorganization. We agreed to pay the consulting firm over the two-year term of the agreement a monthly fee of $12,000,shares of common stock having a fair market value of $25,000 each quarter, and a success fee of 10% of the proceeds of certain financings.

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

In 2004, we entered into an agreement that has to date provided $9,904,807 from the sale of convertible notes to an investment group. The proceeds were used to develop our previous product, our new web-based software, and as working capital for operating expenses and accounts payable. We do not expect the investment group to provide additional financing. As of the date hereof, the investment group has converted to stock $126,808 of the notes. The balance due on the remaining convertible notes is $9,779,528.

We believe without assurance that the investment group will attempt to convert the new convertible notes to stock. However, the rate of conversion has slowed as a result of the decrease in our stock price, to which the rate of conversion is tied. It does not appear likely that all the new convertible notes will be converted when they become due, and we will be required to pay a significant portion of the then remaining indebtedness or to refinance it.

In the second half of 2006, we relocated to our present officers and new executive, financial and sales management was installed. We redirected our development and marketing efforts to our new web-based application software for conventional desktop and laptop computers and, beginning in March 2007, to Ultra Mobile Personal Computers. For that purpose, we added a Chief Information Officer, a development and technical support staff, and a marketing and sales staff. That increased our selling, general and administrative expenses. Notwithstanding these changes, there has been a decline in sales, and Web DA™ has not yet achieved broad market acceptance, although we expect that it will in 2008-9. We believe, without assurance, that we are gaining position with the appropriate product, marketing network and approach, management, and other personnel to attain a niche in the CRM software market for auto dealers. However, sales have been negligible compared with expenses. New sales agreements from this year have not produced significant revenue, and publicly-announced estimates of anticipated revenues from these agreements will not be achieved in 2008. Given our vulnerable financial condition, there can be no assurance that during this turnaround we can retain our key personnel, implement our business plan and become profitable.

Our plan of operation for the remainder of fiscal 2008 is as follows:

To increase sales of Web DA™, in part by supplementing our internal sales force with outside distribution arrangements;

To complete development of Web DA™ 1.5 for release;

To acquire other complimentary software companies; and,

To obtain additional debt and equity financing to fund our working capital deficiency.

To date our operations have not been self-sustaining. Additional liquidity and capital resources will be necessary to defray our ongoing expenses that have risen significantly, while revenue decreased in 2007 and for the year to date. In the event we are unable to refinance our indebtedness, obtain additional liquidity through the sale of additional convertible notes or stock, and, ultimately, to repay, refinance or restructure our indebtedness, we may be unable to continue in operation as a going concern. Should we be unable to continue in operation, we will be forced to sell our business, seek a reverse merger or file for protection under the federal bankruptcy laws.

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

Financial condition at June 30, 2008 and December 31, 2007

The consolidated balance sheets raise concerns about our solvency. Stockholders’ deficit increased to $19,411,137 from $16,950,266. We had a large increase in working capital deficiency, $12,210,247 as of June 30, 2008 compared with $12,152,857 at year-end 2007. Most of the increase in working capital deficiency results from the reclassification as current liabilities of $1,053,988 in convertible debt that is nearing its due date, and a $506,855 increase in interest payable. Principal sources of liquidity in 2008 included $880,000 from the sale of convertible notes to an investor group and the issuance of $321,185 in company common shares for compensation and services. The current shortage of liquidity severely hampers our ability to pay our debts as they become due and may have an undermining effect on our continued operations.

Results of operation - six months ending June 30, 2008 and 2007

Loss from operations increased to $2,889,225 from $2,078,553 as a result of decreased revenue and increases in general and administrative expenses. Revenue decreased to $65,335 from $128,097. The expiration of contracts for our old non-web based product accounted for most of the decrease. Selling, general and administrative expenses increased to $1,273,038 from $1,037,888. We incurred no research and development expense in 2008, this expense was $67,690 in 2007.

Interest expense increased to $522,764 from $447,612. Interest expense resulted mainly from the issuance of additional convertible notes and the conversion of convertible notes. Liquidated damages increased to $1,140,853 from $630,570. Overall net loss increased from $2,078,553 to $2,889,225 as a result of the increases in liquidated damages, interest expense and loss from operations.

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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2008, we issued $450,000 in Callable Secured Convertible Notes along with warrants to purchase 2,550,000 shares to four investors, and issued an additional 191,060,000 shares to the four investors upon the conversion of $1,911 in convertible notes pursuant to the Securities Purchase Agreement described in Item 13. Certain Relationships and Related Transactions and Director Independence - Securities Purchase Agreements in our Form 10-K for the fiscal year ended December 31, 2007. We also issued 113,208,210 shares to investor upon conversion of 231 shares of Series D Preferred Stock.

Since the end of the second quarter, we attempted a transaction that resulted in the issuance of an additional 1,200,000 shares that was to be the result of the conversion of $60,000 of convertible notes. As of this date, the proceeds of the sale of the notes did not occur, and recovery of the shares issued is being pursued. Subsequently, we issued 1,200,000 shares to another investor group upon conversion of the same notes, and we are currently anticipating the receipt of the proceeds of this sale of notes.

We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rules 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes, warrants and the issuance of shares upon conversion of convertible notes and Series D Convertible Preferred Stock.

Item 4. Submission of Matters to a Vote of Security Holders.

We held a special meeting of shareholders on July 21, 2008. The shareholders elected Steven E. Humphries as our director. The shareholders also approved Restated Articles of Incorporation with Amendments increasing our authorized capital stock and a First Amendment to Restated Articles of Incorporation with Amendments for a one for 100 reverse stock split.

Under the Restated Articles of Incorporation with Amendments, our authorized capital stock may now include up to 100,000,000,000 shares of common stock. Previously, our authorized capital was 8,500,000,000 shares of common stock and 1,000,000,000 shares of preferred stock. Under the First Amendment to Restated Articles of Incorporation with Amendments, each 100 shares of common stock will be exchanged for one share of common stock. We have not filed the amendments pending a determination by the board of directors of the best number of authorized shares and whether the reverse split is advisable.

Of the 997,505,656 shares eligible to vote at the meeting, 527,469,561 (52.88%) of the shares voted, a quorum. The following table summarizes the voting.

Matter	For	Withheld/Against	Abstain	% For
Election of Directors Steven E. Humphries	513,373,049	437,500	13,659,012	97.33%
Amendment to Restated Articles	507,497,930	19,971,631	-0-	96.21%
Reverse Split	510,702,649	16,741,912	25,000	96.82%

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO.

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEALERADVANCE, INC.

August 18, 2008	By:	/s/ Steven E. Humphries
Steven E. Humphries, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

August 18, 2008	By:	/s/ Steven E. Humphries
Steven E. Humphries, Chief Executive Officer and Director

August 18, 2008	By:	/s/ David L. Wange
David L. Wange, President, Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)